Form 10KSB
period 2006-12-31
Brownshire Holdings, Inc.
filed 2007-09-27
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
Commission file number 0-52266

BROWNSHIRE HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	20-4617652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 LaSalle Place, Suite 200, Highland Park, Illinois	60035
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (847) 780-1006

Securities registered under to Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The registrant had no revenue for the fiscal year ended December 31, 2006.

The registrant is unable to determine aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2006 due to the lack of any current market for or significant trading of its common equity.

As of December 31, 2006, there were 10,002,400 shares of registrant’s common stock, $0.001 par value, outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

BROWNSHIRE HOLDINGS, INC.
FORM 10-KSB

_____________________

Forward-Looking Statements

This Annual Report on Form 10-KSB includes statements that constitute “forward-looking statements” under the federal securities laws.  These forward-looking statements often are characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this Annual Report include, but are not limited to, (a) our ability to acquire or to be acquired by an operating company, and (b) our ability to sell or otherwise derive any revenue from certain software assets that we own.

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this Annual Report, including those factors identified in Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operation – Certain Risk Factors Affecting Our Business,” below, as well as other factors that we currently are unable to identify or quantify, but that may exist in the future.  In addition, the various risk factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements included in this Annual Report on Form 10-KSB.

i

PART I

Item 1.	Description of Business.

General

Brownshire Holdings, Inc. was incorporated on October 16, 2002, in the State of Nevada.  Our company is the successor to Gateway Data Sciences Corporation (“GDSC”) pursuant to a reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) that was approved by the United States Bankruptcy Court in December 2002.

Our company has assets of nominal value and no revenue.  We are a “shell company” as defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend to seek to acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our company, or to be acquired by such a company.  As of the date of this Annual Report, we have not identified a particular acquisition target or entered into any negotiations regarding any such acquisition.

Our company currently intends to remain a shell company until a merger or acquisition is consummated.  We currently anticipate that our company’s cash requirements will be minimal until we complete such a merger or acquisition and that our directors, officers, controlling stockholder, or their affiliates will provide the financing that may be required for our limited operations prior to completing such a transaction.  We currently have no employees.  Our directors and officers have agreed to allocate a portion of their time to the activities of our company, without cash compensation.  Our directors and officers anticipate that we can implement our business plan by devoting a portion of their available time to our business affairs.

Background

Formation and Early History of GDSC

GDSC was founded as an Arizona corporation in 1985, and GDSC initially conducted business as a systems integrator in the IBM midrange computer market.  GDSC’s initial business strategy was to combine IBM midrange computer systems (initially System/36 and System/38, and later the AS/400) with off-the-shelf software products and consulting services to deliver a complete “turnkey” solution to customers’ business automation problems.  GDSC’s consulting services included custom software modifications, software implementation services, and training.

In 1991, GDSC began developing its own software products.  Due to its heritage in supporting IBM platforms, GDSC focused on the IBM AS/400 and the IBM 46XX family of retail store systems products.  Over the next few years, GDSC gradually narrowed its software focus, reduced the number of third-party software products that it resold and the breadth of its customer industry coverage, and increased its portfolio of, and focus on, its own software products.  During the early and mid-1990s, GDSC engaged in custom software development projects and expanded its line of systems products to include specialized peripherals required for its projects in retail store operations and warehouse automation.  GDSC also continued to provide complete turnkey systems to its customers when requested.

GDSC’s revenues fluctuated as its mix of products and services shifted.  In the early 1990s, GSDC was selected by IBM as one of only three development partners for IBM’s advanced, next-generation object-oriented retail point-of-sale system, known as StorePlace.  GDSC’s customers at that time included TJ Maxx, The Disney Store, Authentic Fitness (Speedo), Ingram Micro-D, Allergan International, Illinois Consolidated Telephone Company, Brookstone, ZCMI, and Allen Edmonds Shoe Corporation.

GDSC’s Business After 1996

GDSC completed its initial public offering on the Nasdaq National Market System in March 1996, raising approximately $7.0 million at a share price of $6.75.  Shortly before its public offering, GDSC’s management decided to transition away from reselling equipment and to adopt a more traditional software company business model.  Under this model, GDSC expected that revenue from equipment sales would decrease while revenue from software license fees and consulting services would increase, which would result in an anticipated decrease in total revenue but an overall increase in gross margins, operating margins, and net margins.  GDSC’s management expected that as it completed this transition, the equity markets would reward GDSC with a price-to-earnings multiple more in line with those typical of growing software companies.  In conjunction with GDSC’s shift to a more traditional software company model, GDSC’s management expected that its reseller agreement with IBM would not be renewed at its expiration in July 1997.  This strategy change was disclosed in GDSC’s filings with the Securities and Exchange Commission.

In January 1997, GDSC introduced its next-generation point of sale system, the Transact™ Point-of-Sale System (“Transact”), based on the Java programming language and environment.  Other software developed by GDSC in 1996 and 1997 included a retail customer relationship management product called MarketBuilder™ Relationship and Database Marketing System (“MarketBuilder”), which was announced in January 1997 as a C++ product for Unix and Windows NT, and then re-announced as a Java and web-based system in May 1997.  By the end of 1997, GDSC also had developed MPower™ software, a retailing management system designed to work with AS/400 products (“MPower”).  Transact, MarketBuilder, the Gift Registry™ System (“Gift Registry”), and MPower are collectively referred to in this Registration Statement as the “GDSC Software.”  During 1997, GDSC ceased marketing all but one of its AS/400-based software products, the Kinetics™ warehouse management system (“Kinetics”), and sharply reduced development resources committed to vendor-specific technologies.

GDSC’s financial position worsened throughout 1997.  In April 1997, GDSC’s principal lender declared GDSC in default of the collateral requirements of its $3.0 million revolving credit facility.  The credit facility was secured by a blanket lien in substantially all of GDSC’s assets.  GDSC’s financial situation deteriorated sharply when the company became involved in litigation with a significant customer in June 1997.  The customer refused to make payments totaling $3.8 million, which GDSC claimed had become due under its contract with the customer.  As anticipated, GDSC’s reseller agreement with IBM terminated in July 1997, which adversely affected GDSC’s revenue stream and working capital position.  In August 1997, GDSC laid off nearly 25% of its employees, canceled plans to occupy a new headquarters facility, negotiated deferred payment terms with major trade creditors, and began seeking new equity financing.

In January 1998, GDSC sold its Kinetics software for $500,000 and used the net proceeds to pay its secured lender.  Unable to continue to operate or to raise capital, GDSC’s Board of Directors authorized it to file a Chapter 11 bankruptcy petition on February 23, 1998.

Bankruptcy Proceedings

On February 23, 1998, GDSC filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the District of Arizona (Case No. B-98-02021-PHX-JMM).  On June 19, 1998, the Bankruptcy Court entered an order that directed the immediate appointment of an independent Chapter 11 Trustee with full powers (the “Trustee”).  Between June 1998 and March 2002, the Trustee (a) liquidated certain of GDSC’s assets and used the proceeds to satisfy certain claims against GDSC; (b) managed various litigation matters involving GDSC and its affiliates; and (c) participated with various creditors of GDSC and other interested parties to draft, negotiate, and finalize a plan of reorganization.  The Trustee submitted a plan of reorganization to the Court on March 22, 2002 (the “Plan”), which was approved and mailed to GDSC’s creditors and stockholders on June 26, 2002.  The Trustee filed a motion to modify the Plan on November 6, 2002.  The Bankruptcy Court confirmed the modified Plan by order dated December 5, 2002.  The substantive provisions of the Plan were as follows:

•
Certain outstanding litigation involving GDSC’s former directors and officers, the insurance company that issued GDSC’s director and officer insurance policy, and third parties was settled pursuant to a “Global Settlement Agreement.”

•	A pool of assets was created as the sole source of all cash payments and distributions to be made to holders of certain allowed claims. This “creditors’ pool” was funded with

o	cash paid by a new stockholder group known as GDSC Acquisitions, LLC;

o	a cash payment by GDSC’s former Chief Executive Officer and President;

o	a cash payment by the insurance company pursuant to the Global Settlement Agreement described above;

o	the stock of GDSC’s wholly owned subsidiaries and a minority interest in another company;

o	cash in possession or control of the Trustee; and

o	certain other assets.

The creditors’ pool of assets was or will be used to satisfy any claims against GDSC that were not transferred to our company, as described below.

•
As of the effective date of the Plan, (i) GDSC was reconstituted as our company; (ii) all of the assets of GDSC (including the GDSC Software), other than the creditors’ pool, vested in our company; (iii) all equity interests in GDSC were cancelled and our company issued 500,120 shares of its common stock to the former stockholders of GDSC; and (iv) our company issued 9,502,280 shares of common stock to GDSC Acquisitions, LLC.  As a result, immediately following the reorganization:

o	our company’s assets consisted primarily of (1) a litigation claim receivable associated with GDSC’s ongoing litigation with a former customer, and (2) the GDSC Software; and

o	our company’s liabilities consisted primarily of accounts payable related to the litigation claim receivable.

Settlement of Litigation

On February 23, 2005, we settled all of our outstanding litigation claims and counterclaims with the former customer of GDSC.  Under the terms of the settlement, the customer paid our company $2,750,000.  We used the proceeds of this settlement to pay a total of approximately $1,705,000 in legal fees and other expenses incurred in connection with the settlement and other related litigation.

Software Assets and Proprietary Rights

After the Bankruptcy Court approved the Plan in December 2002, we attempted to resume development of our software products, especially Transact and MarketBuilder, and to reintroduce these products to the market.   Our efforts in this area included attempts to partner with other companies in the retail software industry.  Due to our limited financial resources and the amount of time and effort consumed by the post-confirmation litigation with the former customer of GDSC, however, we were not successful in these efforts.  After the settlement of the litigation, we determined that our company would be better served by acquiring an operating company and we ceased our efforts to reintroduce our software products. We currently are not making any effort to develop, commercialize, sell, or license these assets. We may from time to time in the future explore opportunities to sell or develop, commercialize, and license the software assets if we identify such opportunities or if third parties approach us with such opportunities. We can provide no assurance, however, that we will ever derive meaningful revenue from these assets in the future.

We consider our software to be proprietary and we have attempted to protect it with a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements with former employees and third parties, and technical measures designed to protect our proprietary technology.  Despite these precautions, however, there can be no assurance that the steps we have taken in the past or that we may take in the future will be adequate to prevent misappropriation of our proprietary rights or that third parties will not independently develop equivalent or superior technology.

Employees

We currently have no employees.  Our executive officers serve on a part-time, as needed basis without cash compensation.  We currently do not anticipate that we will have any employees until we acquire, or are acquired by, an operating company.

Item 2.	Description of Property.

Our offices currently are housed within the offices of Norman S. Lynn, our Vice President, Secretary, Treasurer, and a director of our company.  See Part III, Item 12, “Certain Relationships and Related Transactions, and Director Independence.”

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Effective October 10, 2006, GSDC Acquisitions, LLC, which owns 95% of our outstanding common stock, executed a written consent to re-elect Steven A. Rothstein and Norman S. Lynn as directors of our company.  Pursuant to the written consent, Messrs. Rothstein and Lynn will serve as directors until their successors are duly elected and qualified or until their earlier resignation or removal.  Under Nevada law, this action by written consent of the majority stockholder of our company was sufficient to re-elect Messrs. Rothstein and Lynn as directors.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our company’s common stock has never been listed or traded on any securities exchange or trading market.  GDSC was delisted from the Nasdaq National Market System in October 1997.  Information regarding trading in GDSC’s common stock has been limited for the two years ended December 31, 2006 due to the delisting from Nasdaq and discontinuance of reporting on GDSC’s common stock on the over-the-counter market.

Record Holders

As of December 31, 2006, there were 10,002,400 shares of common stock outstanding and approximately 145 holders of record of our common stock.

Dividends

On February 23, 2005, we settled certain litigation with a former customer of GDSC for $2,750,000.  Our company received $1,045,000 of the settlement proceeds after paying expenses associated with the litigation.  Effective February 28, 2005, our Board of Directors declared a dividend of $0.10 per share to all holders of our common stock on March 1, 2005.  This represented an aggregate dividend of approximately $1.0 million, to be paid from the proceeds of the litigation settlement.  In May 2005, we distributed $950,228 to GDSC Acquisitions, LLC, in connection with this dividend.  In July 2006, we distributed $50,012 to our remaining stockholders in connection with this dividend.

We may pay dividends in the future on our common stock if, as, and when declared by our Board of Directors out of funds legally available therefor.  The current policy of our Board of Directors is to retain any available earnings for use in the recapitalization and expansion of our business.  Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our company’s earnings, capital requirements, financial condition, and any other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On September 28, 2006, our company issued warrants to acquire an aggregate of 500,000 shares of common stock to our directors and officers.  See Item 10, “Executive Compensation.”  We issued the warrants pursuant to the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

We currently do not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.  On September 28, 2006, our company issued warrants to acquire an aggregate of 500,000 shares of common stock to our directors and officers.  See Item 10, “Executive Compensation.”

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion and Analysis or Plan of Operation is presented to assist in understanding our financial condition for the fiscal years ended December 31, 2006  and 2005.  You should read our audited financial statements for the years ended December 31, 2006 and 2005, including the related notes thereto, beginning on page F-1 of this Annual Report  in conjunction with this Management’s Discussion and Analysis or Plan of Operation.  In particular, you should read Note 3 to our audited financial statements for a description of our significant accounting policies.  This discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed elsewhere in this Annual Report.  These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Plan of Operation

As a shell company, we currently have no operations and nominal assets.  Nevertheless, we believe we possess a stockholder base that will make us an attractive merger or acquisition candidate to an operating privately held company seeking to become publicly held.  We intend to locate and combine with an existing privately held company that has profitable operations or, in our management’s view, potential for earnings and appreciation of value of its equity securities, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets of the operating company, or any other form that will result in the combined companies becoming an operating publicly held corporation.  We have not identified a particular acquisition target as of the date of filing of this Annual Report, and we currently are not engaged in any negotiations regarding such an acquisition.  We intend to provide our stockholders with complete disclosure documentation concerning the structure of a proposed business combination prior to consummation of such a transaction.

We intend to remain a shell company until a merger or acquisition is consummated, and we anticipate that our cash requirements will be minimal during that time frame.  We do not anticipate that we will have to raise equity capital during the next 12 months.  One of the minority members of our controlling stockholder provided the financing that we required to successfully settle the lawsuit with the former customer of GDSC.  Subsequent to the settlement of that litigation, our officers and our controlling stockholder have provided financing for our limited operating expenses, which consist primarily of legal, accounting, and related expenses to enable us to prepare and file our reports with the Securities and Exchange Commission, or “SEC.”  See Item 12, “Certain Relationships and Related Transactions, and Director Independence.”  We currently anticipate that our directors, officers, controlling stockholder, and/or their affiliates in the future will provide the financing that may be required for our limited operations prior to the time that we complete a merger or acquisition transaction.  We also anticipate that such financing will be in the form of loans to our company that will have to be repaid or refinanced in connection with a merger or acquisition transaction.  Our directors, officers, controlling stockholder, and their affiliates, however, are under no obligation to provide us with any amount of financing or to continue to provide financing to our company if they provide financing to us at a given time or from time to time.  Accordingly, we cannot provide any assurance that we will have access to a sufficient amount of capital to enable us to seek and locate a merger or acquisition candidate or to successfully negotiate and consummate a merger or acquisition transaction.

Pending negotiation and consummation of a business combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities and, accordingly, we will have no source of revenue.  Should we incur any significant liabilities prior to a combination with a private company, we may not be able to satisfy such liabilities as they are incurred.  If our management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is possible that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated.

In our pursuit for a business combination partner, our management intends to consider only combination candidates that are profitable or, in management’s view, have growth potential.  Our management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish us with audited financial statements for its historical operations or that cannot demonstrate to our management’s satisfaction that it can furnish audited financial statements in a timely manner.  We may engage attorneys and accountants to investigate a combination candidate and to consummate a business combination.  We may require payment of fees by such merger candidate to fund all or a portion of such expenses.  We may incur enhanced risks that any combined business combination will be unsuccessful to the extent we are unable to obtain the advice or reports from experts.

We intend to seek to carry out our business plan as discussed herein.  In order to do so, we will need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with our ongoing reporting obligations under the Exchange Act.  Except as described above, we currently do not intend to raise funds, either debt or equity, from investors while our company is a shell company, and we currently do not intend to borrow any funds to make any payments to our management or affiliates.

We have no employees and do not expect to hire any prior to effecting a business combination.  Our officers have agreed to allocate a portion of their time to our company’s activities, without cash compensation.  Directors and our officers anticipate that our business plan can be implemented by their devoting a portion of their available time to our business affairs.

We are not registered and we do not propose to register as an investment company under the Investment Company Act of 1940.  We intend to conduct our business activities so as to avoid application of the registration and other provisions of the Investment Company Act of 1940 and the related regulations thereunder.

We have no operating history (apart from that of our predecessor, GDSC), nominal cash, no other assets, and our business plan has significant business risks, as described elsewhere in this Annual Report.  Because of these factors, our independent registered public accounting firm has issued an audit opinion on our financial statements that includes a statement that, in our auditor’s opinion, there is substantial doubt about our ability to continue as a going concern.

Lack of Revenue

On February 23, 2005, we settled certain litigation with a former customer of GDSC for $2,750,000.  After paying expenses related to the litigation, our company received net proceeds of $1,045,000 from the settlement amount.  Effective February 28, 2005, our Board of Directors declared a dividend of $0.10 per share to all holders of our common stock on March 1, 2005.  This represented an aggregate dividend of approximately $1.0 million, which we paid from the proceeds of the litigation settlement.  In May 2005, we distributed $950,228 to GDSC Acquisitions, LLC, in connection with this dividend.  In July 2006, we distributed $50,012 to our remaining stockholders in connection with this dividend.  Except for the litigation settlement described above, we have not generated any revenue from any source through December 31, 2006.  We do not expect to generate any measurable revenue within the foreseeable future and may never be able to do so.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2008.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2005 and 2006. Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $53,679 at December 31, 2006.

We currently have no operations and we anticipate that we will not generate any revenue until we consummate a business combination.  We will need funds to support our operation and implementation of our plan of operation and to comply with the periodic reporting requirements of the Exchange Act.  We believe GDSC Acquisitions, LLC or our directors, officers, and/or their respective affiliates will provide us with sufficient working capital for at least the next 12 months to support and preserve the integrity of our corporate entity, to fund the implementation of our business plan, and to comply with the periodic reporting requirements of the Exchange Act.  Those persons, however, are under no obligation to provide financing to our company and we cannot provide assurance that they will do so.  If adequate funds are not available to us, we may be unable to complete our plan of operation.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identity of a merger or acquisition candidate and we do not anticipate that we will incur any significant debt, other than debt incurred to finance our ongoing expenditures for legal, accounting, and administrative expenses, prior to the consummation of a business combination.

Income Taxes

As a shell company that has not generated revenues, we have not earned taxable income to date.  Therefore no taxation has been paid nor is any payable at present, and no provision for taxation is necessary.

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any off-balance sheet arrangements.

Certain Risk Factors Affecting Our Business

Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report before deciding whether to invest in shares of our common stock.  If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.  This could cause the value of our common stock to decline, with the loss of part or all of an investment in the common stock.

Our independent auditors have substantial doubt about our ability to continue as a going concern.  Since emerging from bankruptcy, we have not generated any revenue from operations.  Although our historical financial statements were prepared assuming that we would continue as a going concern, in the view of our independent auditors there is substantial doubt about our ability to continue as a going concern.  We cannot predict whether or when we will ever sell or otherwise derive a meaningful amount of revenue from the GDSC Software or from any other source.  Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern will depend, in large part, on our ability to acquire or to be acquired by an operating company or otherwise to raise additional capital through equity or debt financing transactions.  We currently do not have any readily available source of significant financing other than our directors and officers, our significant stockholder, GDSC Acquisitions LLC, and their respective affiliates.  Our financial statements do not include any adjustments that might result should our company be unable to continue as a going concern.

Our ability to generate revenue is uncertain.  Accordingly, potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control.  These risks include (a) a lack of sufficient capital, and (b) unanticipated problems, delays, and expenses relating to acquisitions of other businesses or product development and implementation.  Our company’s historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses.  Our planned capital requirements and expense levels will be based in part on our expectations concerning potential acquisitions, capital investments, and future revenue, all of which are difficult to forecast accurately due to our company’s current stage of development.  We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue.  Product development and marketing expenses may increase significantly as we expand operations.  To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

We will face a variety of risks associated with new business operations that we may acquire or that may acquire our company in the future.  We cannot provide assurance that we will be able to

•	identify suitable operating businesses to acquire or that will be able to acquire our company;

•	make acquisitions or be acquired on commercially acceptable terms;

•	effectively integrate and manage the combined operations of the businesses we acquire or that acquire us; or

•	achieve operating and growth strategies with respect to the operating businesses that we acquire or that acquire us.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire or that acquire us in the future could involve unforeseen difficulties.  These difficulties could disrupt ongoing businesses, distract management and employees, and increase operating expenses, which could have a material adverse affect on our company’s business, financial condition, and operating results.

If we acquire or are acquired by an operating company, the persons who control that company will likely be able to control our company indefinitely.  Generally, in transactions where a shell company such as our company acquires or is acquired by an operating company, the persons who own and control the operating company receive securities that represent a significant majority of our outstanding voting securities following the acquisition.  As a result, the owners and management of an operating company that we acquire or that acquires our company likely will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time after the closing of such a transaction.  This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our company’s other stockholders.

We will face significant risks if we decide to develop and commercialize the GDSC Software in the future.  These risks include, but are not limited to, the following:

•	We would require significant infusions of additional capital to develop and commercialize the GDSC Software.

•	There is no assurance that our products and services would work as expected or would be accepted in the marketplace, or that we would be able to sustain any market acceptance that we do achieve.

•
If we develop and commercialize the GDSC Software, defects and errors could be found in our products or upgrades.  Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially and adversely affect our operating results.

•
Even if we successfully develop and commercialize the GDSC Software, we would be required to anticipate and respond to rapid technological changes.  We may not be successful in developing and marketing enhancements or new products and services that respond to competitive and technological developments and changing customer needs.  We could experience a material adverse effect on our operating results and financial condition if the industries in which we compete adopt systems and applications different from those used in our products and services, if we fail to anticipate or respond adequately to technological developments or customer requirements, or if any significant delays in product development or introduction occur.

•	Our software products would likely face stiff competition.

•
We may not be able to adequately protect our intellectual property rights, prevent our competitors from gaining access to our intellectual property and proprietary information, or prevent third parties from infringing or misappropriating our proprietary rights.

There is a limited market for our company’s common stock.  There has been no active market for our common stock for many years.  We may seek one or more “market makers” who will make a market in our company’s common stock on the OTC Bulletin Board and we may do other things to enhance the market liquidity for our common stock.  We cannot provide assurance, however, that a market for our common stock will ever develop.  Consequently, an investor may not be able to liquidate an investment in shares of our company’s common stock in the event of an emergency or for any other reason.  The purchase of our company’s common stock, therefore, should be considered only as a long-term investment.

Our common stock may be subject to the “penny stock” rules as promulgated under the Exchange Act.  In the event that no exclusion from the definition of “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our company’s common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company’s securities held in the customer’s accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale.  Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company’s common stock to dispose of their shares.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.  The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.  We can provide no assurance as to our conclusions at December 31, 2007, with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.  There is a risk that we will not be able to conclude at December 31, 2007, that our internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act.

During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Item 7.	Financial Statements.

The financial statements included in this report under this item are set forth beginning on Page F-1 of this report, immediately following the signature pages.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8A.	Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the SEC, such as this report on Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC.  Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.  Our company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of December 31, 2006, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of  the Exchange Act).  Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

Our management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  Our management, however, has determined that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases. There was no change in our company’s internal control over financial reporting  during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Steven A. Rothstein	56	President and Director
Norman S. Lynn	56	Vice President, Corporate Secretary, Treasurer, and Director

Steven A. Rothstein has served as President and a director of our company since October 2002.  Mr. Rothstein has been a self-employed consultant since January 2002 and currently serves as an associated person with InterOcean Financial in Chicago, Illinois.  Mr. Rothstein served as a “non-registered person” with Gunn Allen Holdings from April 2006 until August 2006.  From January 2002 until April 2006, Mr. Rothstein held positions as a “registered person” with National Securities Corporation, Advanced Equities, and Salomon Grey Financial, as a member of Shampan Lamport Financial, LLC, and as a “non-registered person” with Skye Holdings.  From 1995 to December 2001, Mr. Rothstein was Chairman of the Board of National Securities Corporation and Chairman and President of Olympic Cascade Financial Corporation (now known as National Holdings), which is the parent of National Securities Corporation.  Mr. Rothstein serves as a director of Vita Foods Products, Inc., which is listed on the American Stock Exchange.  Mr. Rothstein was Chairman of the Board of National Securities Corporation, the underwriter of GDSC’s initial public offering (“IPO”), at the time of GDSC’s IPO.  Mr. Rothstein served as a director of GDSC from March 1996 until June 1998.  Mr. Rothstein is a graduate of Berkshire School in Sheffield, Massachusetts, and Brown University in Providence, Rhode Island.

Norman S. Lynn has served as Vice President, Secretary, Treasurer, and a director of our company since October 2002.  Mr. Lynn also currently serves as the Chief Operating Officer of N.D. Management Co., Inc., an investment and asset management firm in Highland Park, Illinois, a position he has held since January 1997.  In addition, Mr. Lynn serves as Manager and General Counsel of BLN Capital Fundings LLC, and GSL of Ill, LLC, which are commercial finance companies.  Mr. Lynn also has other part-time business interests.  Mr. Lynn also is an attorney admitted to practice in the state of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our company’s equity securities to file reports disclosing ownership and changes in ownership with the SEC.  Based solely on our review of the copies of such forms that we received during the year ended December 31, 2006, we believe that during such year our directors, executive officers, and persons who own more than 10% of our common stock complied with such filing requirements, except that each of Steven A. Rothstein, Norman S. Lynn, and GDSC Acquisitions, LLC filed a late report on Form 3 to disclose their respective beneficial ownership of our company’s common stock as of the date our common stock became registered under the Exchange Act.

Code of Ethics

Our company has not yet adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer due to (a) our lack of resources, and (b) the limited nature of our business activities and financial and accounting transactions.  We intend to adopt a code of ethics as soon as the size and nature of our company’s business activities dictate that it would be prudent to do so.

Audit Committee Financial Expert

Our Board of Directors currently serves as our audit committee although it is not required to as a result of the fact that our common stock is not considered a “listed security,” as defined in Rule 10A-3 of the Exchange Act.  We have not identified an “audit committee financial expert,” as defined under Item 407(d)(5)(ii) of Regulation S-B.  Once a qualified independent member of our Board of Directors is retained, we intend to appoint that individual as our audit committee financial expert.

Item 10.	Executive Compensation.

Our company did not pay any cash compensation to Mr. Rothstein, our President, or Mr. Lynn, our other executive officer, during 2005 or 2006.  We currently do not have employment contracts or other compensatory arrangements with Mr. Rothstein or Mr. Lynn.  On September 28, 2006, our company granted warrants to acquire 250,000 shares of common stock at an exercise price of $0.01 per share to each of Messrs. Rothstein and Lynn as compensation for their services as directors and officers of our company.  The warrants are fully vested and exercisable and expire on September 28, 2016.   Except for those warrants, as of December 31, 2006, there were no outstanding stock options and no long-term incentive plans or pension plans were in effect with respect to any of our officers or directors.  We also did not pay any cash compensation to Mr. Rothstein or Mr. Lynn for their services as directors of our company during 2005 or 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006, with respect to (a) each of our directors and executive officers, (b) all of the directors and executive officers as a group, and (c) any other person known by us to beneficially own more than five percent of our common stock:

	Shares Beneficially Owned
Name	Number(1)	Percentage(1)
Directors and Officers:
Steven A. Rothstein(2)(4)	9,752,528	95.1%
Norman S. Lynn(3)(4)	9,752,280	95.1%
All directors and executive officers as a group (2 persons)	10,002,528	95.2%

Non-Management 5% Beneficial Owners:
GDSC Acquisitions, LLC(4)	9,502,280	95.0%
_____________________________
* Less than 1% of the outstanding common stock.

(1)
The numbers and percentages shown include the shares of common stock actually owned as December 31, 2006, and the shares of common stock that the identified person had the right to acquire within 60 days of such date upon the exercise of warrants.  In calculating the percentage of ownership, all shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2006, upon the exercise of warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)
Represents (i) 248 shares of common stock and warrants to acquire 250,000 shares of common stock held by Mr. Rothstein, and (ii) 9,502,280 shares held by GDSC Acquisitions, LLC. Mr. Rothstein is a managing member of GDSC Acquisitions, LLC, and therefore may be deemed to be the beneficial owner of shares held by GDSC Acquisitions, LLC.  Mr. Rothstein disclaims beneficial ownership of shares held by GDSC Acquisitions, LLC, except to the extent of his ownership interest in GDSC Acquisitions, LLC.  See footnote 4.  Mr. Rothstein’s address is 2737 Illinois Road, Wilmette, Illinois 60091.

(3)
Represents (i) warrants to acquire 250,000 shares of common stock held by Mr. Lynn, and (ii) 9,502,280 shares held by GDSC Acquisitions, LLC. Mr. Lynn is a managing member of GDSC Acquisitions, LLC, and therefore may be deemed to be the beneficial owner of shares held by GDSC Acquisitions, LLC.  Mr. Lynn disclaims beneficial ownership of shares held by DGSC Acquisitions, LLC, except to the extent of his ownership interest in GDSC Acquisitions, LLC.  See footnote 4.  Mr. Lynn’s address is 660 LaSalle Place, Suite 200, Highland Park, Illinois 60035.

(4)
The address of GDSC Acquisitions, LLC is 660 LaSalle Place, Suite 200, Highland Park, Illinois 60035.  Each of Steven A. Rothstein and Norman S. Lynn owns approximately 19% of the equity interests in GDSC Acquisitions, LLC and is a managing member of GDSC Acquisitions, LLC.  See Item 12, “Certain Relationships and Related Transactions, and Director Independence,” below.  Each of Messrs. Rothstein and Lynn disclaims beneficial ownership of shares of common stock held by GDSC Acquisitions, LLC, except to the extent of his respective ownership interest in GDSC Acquisitions, LLC.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Each of Steven A. Rothstein, our President and one of our directors, and Norman S. Lynn, our other executive officer and a director, owns approximately 19% of the equity interests of our majority stockholder, GDSC Acquisitions, LLC, which owns 95% of our issued and outstanding common stock.  Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions has agreed to advance our company up to $100,000 to finance our working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2008.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2005 and 2006. Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $53,679 at December 31, 2006.

Prior to the settlement of the litigation with the former customer of GDSC, Thunder Road Capital, LLC advanced an aggregate of approximately $303,000 on behalf of our company for various expenses incurred by our company in connection with the litigation.  Pursuant to an arrangement between Thunder Road and our company, upon the settlement of the litigation we repaid to Thunder Road the $303,000 advanced by Thunder Road on behalf of our company and paid to Thunder Road an additional $225,862 from the settlement proceeds.  Thunder Road is an affiliate of the former Chief Executive Officer of GDSC and is a minority member of GDSC Acquisitions, LLC.

Director Independence

We currently do not have any independent members on our board of directors.  We anticipate that, after our company acquires or is acquired by an operating company, we will seek one or more individuals who satisfy established criteria for “independence” from our company to serve as members of our board of directors.  We cannot provide assurance, however, that we will be able to add members to our board of directors who meet any standards of “independence” from our company.

Item 13. Exhibits.

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Brownshire Holdings, Inc.*
3.2	By-Laws of Brownshire Holdings, Inc.*
4.1	Form of Stock Certificate*
4.2	Common Stock Purchase Warrant dated September 28, 2006, issued to Steven A. Rothstein*
4.3	Common Stock Purchase Warrant dated September 28, 2006, issued to Norman S. Lynn*
10.1	Indemnification Agreement dated December 5, 2002, between Brownshire Holdings, Inc. and Steven A. Rothstein*
10.2	Indemnification Agreement dated December 5, 2002, between Brownshire Holdings, Inc. and Norman S. Lynn*
10.3	4.0% Multiple Advance Credit Note dated February 28, 2005, issued by Brownshire Holdings, Inc. in favor of GDSC Acquisitions, LLC in the principal amount of $100,000*
31.1	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Trustee’s Plan of Reorganization dated March 22, 2002*
99.2	Order Confirming Trustee’s Plan of Reorganization dated March 22, 2002*
99.3	Order Confirming Trustee’s Modified Plan of Reorganization*
99.4	Notice of Entry of Order Confirming Modified Plan of Reorganization and Notice of Effective Date*
_____________________
*	Incorporated by reference to the corresponding exhibit to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on October 17, 2006 (File No. 000-52266).

Item 14.	Principal Accountant Fees and Services.

The firm of Sherb & Co., LLP (“Sherb & Co.”) audited our consolidated financial statements for the years ended December 31, 2006 and December 31, 2005.  The following table sets forth the amounts we have paid or expect to pay to Sherb & Co. in connection with the following services:

	2006	2005
Audit Fees	$12,500	$15,000
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide.  In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for assistance with and review of documents filed with the SEC.

Our board of directors currently performs the duties of an audit committee.  The Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We currently do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWNSHIRE HOLDINGS, INC.

Dated: September 25, 2007	By:	/s/ Steven A. Rothstein
Steven A. Rothstein
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Steven A. Rothstein	President and Director	September 25, 2007
Steven A. Rothstein	(Principal Executive Officer)

/s/ Norman S. Lynn	Vice President, Corporate Secretary,	September 25, 2007
Norman S. Lynn	Treasurer, and Director (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brownshire Holdings, Inc.
Highland Park, Illinois

We have audited the accompanying balance sheet of Brownshire Holdings, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownshire Holdings, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations of $75,539 and $118,326, respectively, for the years ended December 31, 2006 and 2005. These matters raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
September 20, 2007

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEET
DECEMBER 31, 2006

Assets
Cash and equivalents	$33,934
Prepaid expenses	1,220
Total current assets	$35,154

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$17,362
Due to stockholders	53,679
Total current liabilities	71,041

Commitments and contingencies	--

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	--
Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002
Additional paid-in capital	(300,173)
Retained earnings	254,284
Total stockholders’ equity (deficit)	(35,887)

Total liabilities and stockholders’ equity (deficit)	$35,154

See accompanying notes to financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31,
	2006	2005

Revenues	$--	$--

Operating expenses:
General and administrative	45,377	5,854
Legal fees	30,162	109,929
Litigation-related expenses	--	2,543
Total operating expenses	75,539	118,326

Operating loss	(75,539)	(118,326)

Other income (expense)
Gain on litigation settlement	--	2,750,000
Interest income	1,559	--
Interest expense	(1,293)	(220)
Total income (expense)	266	2,749,780

Income (loss) before income taxes	(75,273)	2,631,454
Income tax provision	--	--
Net income (loss)	(75,273)	$2,631,454

Net income (loss) per share (basic and diluted)	$(0.01)	$0.26

Weighted average common shares outstanding (basic and diluted)	10,002,400	10,002,400

See accompanying notes to financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2005	10,002,400	$10,002	$(312,073)	$(1,301,657)	$(1,603,728)
Net income	--	--	--	2,631,454	2,631,454
Common stock dividends	--	--	--	(1,000,240)	(1,000,240)
Balance at December 31, 2005	10,002,400	10,002	(312,073)	329,557	27,486
Net loss	--	--	--	(75,273)	(75,273)
Issuance of warrants to officers and directors	--	--	11,900	--	11,900
Balance at December 31, 2006	10,002,400	$10,002	$(300,173)	$254,284	$(35,887)

See accompanying notes to financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(75,273)	$2,631,454
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock based compensation	11,900	--
Changes in assets and liabilities:
Prepaid expenses	(1,220)	--
Accounts payable	16,162	(1,602,528)
Net cash (used in) provided by operating activities	(48,431)	1,028,926

CASH FLOWS FROM INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	37,605	16,074
Dividends paid	(50,012)	(950,228)
Net cash used in financing activities	(12,407)	(934,154)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,838)	94,772

CASH AND CASH EQUIVALENTS, beginning of year	94,772	--

CASH AND CASH EQUIVALENTS, end of year	$33,934	$94,772

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

See accompanying notes to financial statements.

NOTES TO THE FINANCIAL STATEMENTS
BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2006

NOTE 1: BACKGROUND AND BASIS OF PRESENTATION

Brownshire Holdings, Inc., a Nevada corporation (the “Company”), is a shell company with limited activities.  The Company was formerly known as Gateway Data Sciences Corporation (“GDSC” or the “Predecessor Company”).  In 1998, the Predecessor Company filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  On June 26, 2002, the Bankruptcy Court confirmed the Trustee’s Plan of Reorganization (the “Plan”).  The Plan was subsequently modified and became effective on December 5, 2002.

The substantive provisions of the Plan were as follows:

•
Certain outstanding litigation claims involving the Predecessor Company’s former directors and officers, the insurance company that issued the Predecessor Company’s director and officer insurance policy, and third parties were settled pursuant to a “Global Settlement Agreement.”

•	A pool of assets was created as the sole source of all cash payments and distributions to be made to holders of certain allowed claims. The “creditors’ pool” was funded with:

o	cash paid by a new stockholder group (see Note 6);

o	a cash payment by the Predecessor Company’s former Chief Executive Officer and President;

o	a cash payment by the insurance company pursuant to the Global Settlement Agreement described above;

o	the stock of the Predecessor Company’s wholly owned subsidiaries and a minority interest in another company;

o	cash in possession or control of the bankruptcy trustee; and

o	certain other assets.

The creditors’ pool of assets was and will be used to satisfy any claims against the Predecessor Company that were not transferred to the Company, as described below.

•
As of the effective date, (i) the Predecessor Company was reconstituted as the Company; (ii) all of the assets of the Predecessor Company, other than the creditor’s pool, vested in the Company; (iii) all equity interests in the Predecessor Company were cancelled and the Company issued 500,120 shares of its common stock to the former stockholders of the Predecessor Company; and (iv) the Company issued 9,502,280 shares of common stock to the new stockholder group.  See Note 6.  As a result, immediately following the reorganization:

o	The Company’s assets consisting primarily of a litigation claim receivable and intangible assets consisting of proprietary technology developed by the Predecessor Company (see Note 3); and

o	the Company’s liabilities consisted primarily of accounts payable related to the litigation claim receivable (see Note 4).

On December 5, 2002, the Company adopted fresh start reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) of the American Institute of Certified Public Accountants.  See Note 4.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business.

NOTES TO THE FINANCIAL STATEMENTS
BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2006

Since its emergence from bankruptcy, the Company has not generated any revenues from operations and has incurred losses from operations of $75,539 and $118,236, respectively, for the years ended December 31, 2006 and 2005.  While it has limited ongoing cash requirements, this lack of revenue generation raises substantial doubt about the entity’s ability to continue to operate as a going concern.  Management intends to seek acquisition or merger opportunities that would substantially increase future operating cash flows.  To the extent that such opportunities are not realized, the Company’s future financial position could be adversely affected.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emergence from Bankruptcy

The Company has applied the provisions of SOP 90-7 in accounting for its emergence from bankruptcy.  The application of these provisions is described in Note 4.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassification

The Company has reclassified certain captions in its 2005 statement of cash flows to conform it to its 2006 financial presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents.  Cash consists of cash on deposit with banks.  The Company had no cash equivalents at December 31, 2006.

Litigation Claim

The Company had a litigation claim against a former customer of the Predecessor Company that was settled during fiscal 2005. The Company recognizes gains associated with contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5.  See Note 8.

Intangible Assets

The Company maintains intangible assets consisting of certain proprietary technology developed by the Predecessor Company.  However, as there are no estimated future cash flows or other realizable benefits expected from this technology, no value has been assigned to these assets in the accompanying financial statements.

Revenue Recognition

The Company had no revenue generating activities during the periods presented.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  As the Company has incurred net losses since its emergence from bankruptcy, a valuation allowance has been created for all deferred tax assets as of December 31, 2006.

NOTES TO THE FINANCIAL STATEMENTS
BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2006

Income (Loss) Per Common Share

Income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period.  No convertible equity instruments were outstanding during fiscal 2005, so the basic and diluted shares outstanding are the same for that year.  Warrants to purchase 500,000 shares were excluded from the computation of income (loss) per share during fiscal 2006 as the Company generated a net loss during the period, thereby making such warrants anti-dilutive.

Stock-Based Compensation

The Company’s stock based compensation consists of warrants granted to officers and directors.  Such grants were recorded based on the grant date fair value using a Black-Scholes valuation model.  These grants were expensed immediately as they were fully vested at the date of grant.

NOTE 4: FRESH START ACCOUNTING

On December 5, 2002, in connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with SOP 90-7.  As the Company has no substantial ongoing operations, the fresh start reporting common equity value was determined based on the estimated fair value of all assets and liabilities that were retained by the Company upon its emergence from bankruptcy.

Under fresh start reporting, the reorganization value of the entity has been allocated to the Company’s assets and liabilities on a basis substantially consistent with purchase accounting.  At December 5, 2002, the following values were assigned to the assets and liabilities of the Company:

Accounts payable	$(302,701)
Net assets	$(302,701)

NOTE 5: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate.

Realization of the future tax benefits related to the deferred tax assets will depend on many factors, including the Company’s ability to generate taxable income within the net operating loss period.  The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Income taxes are summarized as follows for the following periods:

	Year ended December 31,
	2006	2005
Current benefit	$21,547	$40,306
Deferred benefit (provision)	(21,547)	(40,306)
Net income tax benefit	$--	$--

NOTES TO THE FINANCIAL STATEMENTS
BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2006

Deferred tax assets as of December 31, 2006 and 2005 were comprised of the following:

	Year ended December 31,
	2006	2005
Net operating loss carryforwards	$504,416	$482,869
Less: Valuation allowance	(504,416)	(482,869)
Net deferred tax assets	$--	$--

During the year ended December 31, 2006, the valuation allowance increased by $21,547.

A reconciliation for the differences between the effective and statutory income tax rates is as follows:

	Year ended December 31,
	2006			2005
	Amount	%		Amount	%
Federal statutory rates	$(25,593)	(34.0%	)	$(894,694)	(34.0%	)
Permanent difference	4,046	5.3%		935,000	36.0%
Increase in valuation allowance for operating loss carry forwards	21,547	28.7%		(40,306)	(2.0%	)
Effective rate	$--	--%		$--	--%

The permanent difference in the year ended December 31, 2005 relates to the non-taxable nature of a gain recorded by the Company resulting from the settlement of litigation.  As the taxable basis of the assets subject to this litigation upon emergence from bankruptcy exceeded the settlement amount, the proceeds received by the Company were deemed non-taxable and as a result no tax liability has been recorded by the Company.

At December 31, 2006, the Company had approximately $14,000,000 in net operating loss carryforwards, including pre-bankruptcy net operating losses of $12.5 million.  A full valuation allowance has been established for all deferred tax assets related to these net operating losses as there is substantial doubt as to the ability of the Company to utilize these deferred tax assets given certain rules limiting the use of these net operating losses following bankruptcy and changes in ownership and the Company’s historical lack of taxable income.  The Company has not valued the pre-bankruptcy net operating losses.  The operating losses expire through 2026.

NOTE 6: STOCKHOLDERS’ EQUITY

Capitalization

The Company was incorporated on October 16, 2002.  The Company is authorized to issue (a) 80,000,000 shares of common stock, par value $.001 per share, and (b) 20,000,000 shares of preferred stock, par value $.001 per share, under terms and conditions to be established by the Board of Directors in the future.  Pursuant to the Plan and in connection with its emergence from bankruptcy, effective December 5, 2002 the Company issued (i) 500,120 shares of common stock to the former stockholders of the Predecessor Company, whose ownership interests in the Predecessor Company were cancelled pursuant to the Plan, and (ii) 9,502,280 shares of common stock to a new stockholder group in exchange for $250,000 payable by the new stockholder group to the creditors’ pool that was created through the bankruptcy process.

Dividends

During 2005, the Company declared a $0.10 dividend payable to all common stockholders for an aggregate dividend payment of $1,000,240.  As of December 31, 2005, $950,228 of these dividends were paid.  The remaining balance of $50,012 to be paid was reflected as a current liability in the balance sheet for the year ended December 31, 2005.  On July 24, 2006, the Company paid the remaining $50,012 dividend to common stockholders.

NOTES TO THE FINANCIAL STATEMENTS
BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2006

Warrants

On September 28, 2006, the Company granted warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.01 per share to its directors and officers as compensation for their services to the Company.  The warrants are fully vested and expire on September 28, 2016.

The Company expensed these warrants immediately based on the aggregate grant date fair value of $11,900 computed using a Black-Scholes pricing model using the following assumptions:  risk free rate of 4.6%, volatility of 188%, stock price of $0.03, and expected life of 10 years.

NOTE 7: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company’s majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to the Company, as that term is defined in the note, or (b) February 28, 2008.  In addition, a director and officer of the Company advanced funds to pay certain of the Company’s operating expenses during fiscal 2006. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $53,679 at December 31, 2006.  These amounts are reflected as a current liability in the accompanying balance sheet.

On September 28, 2006, the Company granted warrants to acquire an aggregate of 500,000 shares of common stock to its directors and officers as compensation for their services to the Company.  See Note 6.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

The Predecessor Company and one of its former customers were parties to various claims and counterclaims that arose prior to the Company’s emergence from bankruptcy.  On February 23, 2005, the Company settled all of its outstanding litigation claims and counterclaims with the former customer of the Predecessor Company.  Under the terms of the settlement, the customer paid $2,750,000 to the Company, which was recorded as a gain during the year ended December 31, 2005.  In connection with the settlement and related litigation, the Company incurred legal and other related expenses of $1,705,000 during the years ended December 31, 2002 through December 31, 2005, which were paid in full with the proceeds of this settlement.

Operating Leases

The Company currently has no significant non-cancelable operating leases.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 of Steven A. Rothstein and Norman S. Lynn.