Form 10QSB
period 2007-03-31
Brownshire Holdings, Inc.
filed 2008-03-20
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐            Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-52266

Brownshire Holdings, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-4617652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

660 LaSalle Place, Suite 200, Highland Park, Illinois 60035
(Address of Principal Executive Offices)

(847) 780-1006
(Issuer’s Telephone Number, Including Area Code)

___________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 10, 2008, there were outstanding 10,002,400 shares of the issuer’s Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

BROWNSHIRE HOLDINGS, INC.
FORM 10-QSB
For the quarter ended March 31, 2007

_________________________________________

Forward-Looking Statements

This report on Form 10-QSB includes statements that constitute “forward-looking statements” under the federal securities laws.  These forward-looking statements often are characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this report include, but are not limited to, (a) our ability to acquire or to be acquired by an operating company, and (b) our ability to sell or otherwise derive any revenue from certain software assets that we own.

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to differ materially from those contained in the forward-looking statements include those factors identified throughout this report and in the section entitled Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operation – Certain Risk Factors Affecting Our Business,” in our Form 10-KSB for the year ended December 31, 2006, as well as other factors that we currently are unable to identify or quantify, but that may exist in the future.  Such factors may affect generally the Company’s business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statements are made.  We do not undertake and specifically decline any obligation to update any forward-looking statements included in this report.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEET

March 31, 2007
(unaudited)
Assets

Cash and equivalents	$13,033
Prepaid expenses	262
Total current assets	13,295
Total assets	$13,295

Liabilities and Stockholders' Deficit

Accounts payable	$8,868
Due to shareholders	55,012
Total current liabilities	63,880
Total liabilities	63,880

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002
Paid-in capital	(300,173)
Retained earnings	239,586
Total stockholders' deficit	(50,585)

Total liabilities and stockholders' deficit	$13,295

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)

Net revenues	$-	$-

Operating expenses:
General and administrative	1,128	2,433
Professional fees	13,113	-
Total operating expenses	14,241	2,433

Operating loss	(14,241)	(2,433)
Other income (expense)
Interest income	144	-
Interest expense	(601)	-
Total other income (expense)	(457)	-

Loss before income taxes	(14,698)	(2,433)
Income tax provision	-	-
Net loss	$(14,698)	$(2,433)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	10,002,400	10,002,400
Diluted	10,002,400	10,002,400

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,698)	$(2,433)
Changes in assets and liabilities:
Prepaid expenses	958	-
Accounts payable	(8,494)	-
Net cash used in operating activities	(22,234)	(2,433)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	1,333	2,433
Net cash provided by financial activities	1,333	2,433

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,901)	-

CASH AND CASH EQUIVALENTS, beginning of period	33,934	94,772

CASH AND CASH EQUIVALENTS, end of period	$13,033	$94,772

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1: BACKGROUND AND BASIS OF PRESENTATION

Background

Brownshire Holdings, Inc., a Nevada corporation (the “Company”), is a holding company with limited operating activities.  The Company was formerly known as Gateway Data Sciences Corporation (“GDSC” or the “Predecessor Company”).  In 1998, the Predecessor Company filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  On June 26, 2002, the Bankruptcy Court confirmed the Trustee’s Plan of Reorganization (the “Plan”).  The Plan was subsequently modified and became effective on December 5, 2002.

The substantive provisions of the Plan were as follows:

•
Certain outstanding litigation claims involving the Predecessor Company’s former directors and officers, the insurance company that issued the Predecessor Company’s director and officer insurance policy, and third parties were settled pursuant to a “Global Settlement Agreement.”

•	A pool of assets was created as the sole source of all cash payments and distributions to be made to holders of certain allowed claims. The “creditors’ pool” was funded with

o	cash paid by a new stockholder group;

o	a cash payment by the Predecessor Company’s former Chief Executive Officer and President;

o	a cash payment by the insurance company pursuant to the Global Settlement Agreement described above;

o	the stock of the Predecessor Company’s wholly owned subsidiaries and a minority interest in another company;

o	cash in possession or control of the bankruptcy trustee; and

o	certain other assets.

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

•
As of the effective date, (i) the Predecessor Company was reconstituted as the Company; (ii) all of the assets of the Predecessor Company, other than the creditor’s pool, vested in the Company; (iii) all equity interests in the Predecessor Company were cancelled and the Company issued 500,120 shares of its common stock to the former stockholders of the Predecessor Company; and (iv) the Company issued 9,502,280 shares of common stock to the new stockholder group.  As a result, immediately following the reorganization:

o	The Company’s assets consisting primarily of a litigation claim receivable and intangible assets consisting of proprietary technology developed by the Predecessor Company; and

o	the Company’s liabilities consisted primarily of accounts payable related to the litigation claim receivable

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

Basis Of Presentation

The accompanying financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.  The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for such periods.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006, and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

NOTE 2: GOING CONCERN AND OPERATIONS

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business.  Since its emergence from bankruptcy, the Company has not generated any revenues from operations to date.  While it has limited ongoing cash requirements, this lack of revenue generation raises substantial doubt about the entity’s ability to continue to operate as a going concern.  Management intends to seek acquisition or merger opportunities that would substantially increase future operating cash flows.  To the extent that such opportunities are not realized, the Company’s future financial position could be adversely affected.

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

A full valuation allowance has been established for all deferred tax assets related to these net operating losses as there is substantial doubt as to the ability of the Company to utilize these deferred tax assets given certain rules limiting the use of these net operating losses and the Company’s historical lack of taxable income.  The Company has no other deferred tax assets.

NOTE 4: STOCKHOLDERS’ DEFICIT

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

The Company expensed these warrants immediately based on the aggregate grant date fair value of $11,900 computed using a Black-Scholes pricing model using the following assumptions:  risk free rate of 4.6%, volatility of 29%, stock price of $0.03, and expected life of 10 years.

NOTE 5: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company’s majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to the Company, as that term is defined in the note, or (b) February 28, 2008.  In addition, a director and officer of the Company advanced funds to pay certain of the Company’s operating expenses during fiscal 2006. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $55,012 at March 31, 2007.  This amount is reflected as a current liability in the accompanying balance sheet.

On September 28, 2006, the Company granted warrants to acquire an aggregate of 500,000 shares of common stock to its directors and officers as compensation for their services to the Company.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has no significant non-cancelable operating leases.

Item 2. Management’s Discussion and Analysis or Plan of Operation

For a description of our company’s significant accounting policies and an understanding of the factors that influenced our company’s performance during the three months ended March 31, 2007, this “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Plan of Operation

As a shell company, we currently have no operations and nominal assets.  Nevertheless, we believe we possess a stockholder base that will make us an attractive merger or acquisition candidate to an operating privately held company seeking to become publicly held.  We intend to locate and combine with an existing privately held company that has profitable operations or, in our management’s view, potential for earnings and appreciation of value of its equity securities, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets of the operating company, or any other form that will result in the combined companies becoming an operating publicly held corporation.  We have not identified a particular acquisition target as of the filing date of this report, and we currently are not engaged in any substantive negotiations regarding such an acquisition.  We intend to provide our stockholders with complete disclosure documentation concerning the structure of a proposed business combination prior to consummation of such a transaction.

We intend to remain a shell company until a merger or acquisition is consummated, and we anticipate that our cash requirements will be minimal during that time frame.  We do not anticipate that we will have to raise equity capital during the next 12 months.  Our officers and our controlling stockholder have provided financing for our limited operating expenses, which consist primarily of legal, accounting, and related expenses to enable us to prepare and file our reports with the Securities and Exchange Commission, or “SEC.”  We currently anticipate that our directors, officers, controlling stockholder, and/or their affiliates in the future will provide the financing that may be required for our limited operations prior to the time that we complete a merger or acquisition transaction.  We also anticipate that such financing will be in the form of loans to our company that will have to be repaid or refinanced in connection with a merger or acquisition transaction.  Our directors, officers, controlling stockholder, and their affiliates, however, are under no obligation to provide us with any amount of financing or to continue to provide financing to our company if they provide financing to us at a given time or from time to time.  Accordingly, we cannot provide any assurance that we will have access to a sufficient amount of capital to enable us to seek and locate a merger or acquisition candidate or to successfully negotiate and consummate a merger or acquisition transaction.

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

We intend to seek to carry out our business plan as discussed herein.  In order to do so, we will need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with our ongoing reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Except as described above, we currently do not intend to raise funds, either debt or equity, from investors while our company is a shell company, and we currently do not intend to borrow any funds to make any payments to our management or affiliates.

We have no employees and do not expect to hire any prior to effecting a business combination.  Our officers have agreed to allocate a portion of their time to our company’s activities, without cash compensation.  Our directors and officers anticipate that our business plan can be implemented by their devoting a portion of their available time to our business affairs.

We are not registered and we do not propose to register as an investment company under the Investment Company Act of 1940.  We intend to conduct our business activities so as to avoid application of the registration and other provisions of the Investment Company Act of 1940 and the related regulations thereunder.

We have no operating history (apart from that of our predecessor, Gateway Data Sciences Corporation), nominal cash, no other assets, and our business plan has significant business risks, as described in our Annual Report on Form 10-KSB.  Because of these factors, our independent registered public accounting firm has issued an audit opinion on our financial statements that includes a statement that, in our auditor’s opinion, there is substantial doubt about our ability to continue as a going concern.

Results of Operations – Three Months Ended March 31, 2007 and 2006

Operating Expenses

For the three months ended March 31, 2007, operating expenses were $14,241, consisting of $1,128 in general and administrative expenses and $13,113 in professional fees ($6,957 in accounting fees and $6,156 in legal fees) for services performed during the period.

Other Income and Expenses

In the first quarter of 2007 we incurred $601 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005 which is being used to finance the Company’s working capital needs (See Note 5).  Additionally, for the three months ended March 31, 2007, we recognized $144 in bank interest income earned.

Net Loss

Our net loss for the three months ended March 31, 2007 and 2006 was $14,698 and $2,433, respectively, which resulted in a net loss per share of $0.00 and $0.00, respectively.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2008.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2005, 2006, and 2007.  Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $55,012 at March 31, 2007.

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

Certain Risk Factors Affecting Our Business

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described in this report and under Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operation – Certain Risk Factors Affecting Our Business,” in our Form 10-KSB for the year ended December 31, 2006, before deciding whether to invest in shares of our common stock.  If any of such risks or other risks that we currently are not able to identify actually occur, our business, financial condition, and results of operations could be materially and adversely affected.  This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our company’s common stock.

Item 3.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the SEC, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC.  Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.  Our company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of March 31, 2007, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of  the Exchange Act).  Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

Our management is aware that there is a lack of segregation of duties due to the small number of persons dealing with general administrative and financial matters on behalf of our company.  Our management, however, has determined that, considering the persons involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding personnel to clearly segregate duties does not justify the expenses associated with such increases. There was no change in our company’s internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits.

Exhibit
Number	Description

10.1	Amendment No. 1 to 4.0% Multiple Advance Credit Note dated February 28, 2005
31	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Steven A. Rothstein and Norman S. Lynn.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWNSHIRE HOLDINGS, INC.

Date:	March 17, 2008	/s/ Norman S. Lynn
Norman S. Lynn
Vice President, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 to 4.0% Multiple Advance Credit Note dated February 28, 2005
31	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Steven A. Rothstein and Norman S. Lynn.