Form 10QSB
period 2007-06-30
Brownshire Holdings, Inc.
filed 2008-03-20
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

Commission File Number 0-52266

Brownshire Holdings, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-4617652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Transitional Small Business Disclosure Format (check one): Yes  ☒  No ☐

BROWNSHIRE HOLDINGS, INC.
FORM 10-QSB
For the quarter ended June 30, 2007

PART I - Financial Information

PART II - Other Information

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEET
June 30, 2007
(unaudited)
Assets

Cash and equivalents	$3,485
Prepaid expenses	6,560
Total current assets	10,045
Total assets	10,045

Liabilities and Stockholders' Deficit

Accounts payable	$2,257
Due to shareholders	61,769
Total current liabilities	64,026
Total liabilities	64,026

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-

Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002
Paid-in capital	(300,173)
Retained earnings	236,190
Total stockholders' deficit	(53,981)

Total liabilities and stockholders' deficit	$10,045

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,681	1,248	2,809	3,681
Professional fees	1,228	18,800	14,341	18,800
Total operating expenses	2,909	20,048	17,150	22,481

Operating loss	(2,909)	(20,048)	(17,150)	(22,481)
Other income (expense)
Interest income	64	917	208	917
Interest expense	(551)	(353)	(1,152)	(353)
Total other income (expense)	(487)	564	(944)	564

Loss before income taxes	(3,396)	(19,484)	(18,094)	(21,917)
Income tax provision	-	-	-	-
Net loss	$(3,396)	$(19,484)	$(18,094)	$(21,917)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	10,002,400	10,002,400	10,002,400	10,002,400
Diluted	10,002,400	10,002,400	10,002,400	10,002,400

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,094)	$(21,917)
Changes in assets and liabilities:
Prepaid expenses	(5,340)	-
Accounts payable	(15,105)	(1,200)
Net cash used in operating activities	(38,539)	(23,117)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	8,090	24,034
Net cash provided by financing activities	8,090	24,034

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,449)	917

CASH AND CASH EQUIVALENTS, beginning of period	33,934	94,772

CASH AND CASH EQUIVALENTS, end of period	$3,485	$95,689

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007
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

Basis Of Presentation

The accompanying financial statements of the Company as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.  The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for such periods.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006, and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company’s majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to the Company, as that term is defined in the note, or (b) February 28, 2008.  In addition, a director and officer of the Company advanced funds to pay certain of the Company’s operating expenses during fiscal 2006. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $61,769 at June 30, 2007.  This amount is reflected as a current liability in the accompanying balance sheet.

On September 28, 2006, the Company granted warrants to acquire an aggregate of 500,000 shares of common stock to its directors and officers as compensation for their services to the Company.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has no significant non-cancelable operating leases.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

For a description of our company’s significant accounting policies and an understanding of the factors that influenced our company’s performance during the three and six month periods ended June 30, 2007, this “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Results of Operations – Three and Six Months Ended June 30, 2007

Operating Expenses

For the three months ended June 30, 2007, operating expenses were $2,909 consisting of $1,681 in general and administrative expenses and $1,228 in professional fees ($0 in accounting fees and $1,228 in legal fees) for services performed during the period.

For the six months ended June 30, 2007, operating expenses were $17,150 consisting of $2,809 in general and administrative expenses and $14,341 in professional fees ($6,957 in accounting fees and $7,384 in legal fees) for services performed during the period.

Other Income and Expenses

In the second quarter of 2007 we incurred $551 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005 which is being used to finance the Company’s working capital needs (See Note 5).  Additionally, for the three months ended June 30, 2007, we recognized $64 in bank interest income earned.

For the six months ended June 30, 2007, we incurred $1,152 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005 which is being used to finance the Company’s working capital needs (See Note 5).  Additionally, for the six months ended June 30, 2007, we recognized $208 in bank interest income earned.

Net Loss

Our net loss for the three months ended June 30, 2007 was $3,396 and our net loss for the six months ended June 30, 2007 was $18,094, which resulted in net loss per share of $0.00 and $0.00, respectively.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2008.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2005, 2006, and 2007. Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $61,769 at June 30, 2007.

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

Item 3.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the SEC, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC.  Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.  Our company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of June 30, 2007, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of  the Exchange Act).  Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: March 17, 2008	BROWNSHIRE HOLDINGS, INC

/s/ Norman S. Lynn
Norman S. Lynn
Vice President, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Steven A. Rothstein and Norman S.