Form 10QSB
period 2007-09-30
Brownshire Holdings, Inc.
filed 2008-03-20
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

____________________________________________________________________
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

BROWNSHIRE HOLDINGS, INC.
FORM 10-QSB
For the quarter ended September 30, 2007

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEET

September 30,
2007
(unaudited)
Assets

Cash and equivalents	$3,536
Prepaid expenses	317
Total current assets	3,853
Total assets	$3,853

Liabilities and Stockholders' Deficit

Accounts payable	$2,588
Due to shareholders	65,687
Total current liabilities	68,275
Total liabilities	68,275

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002
Paid-in capital	(300,173)
Retained earnings	225,749
Total stockholders' deficit	(64,422)

Total liabilities and stockholders' deficit	$3,853

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,122	24,610	3,931	28,291
Professional fees	8,726	4,520	23,067	23,320
Total operating expenses	9,848	29,130	26,998	51,611

Operating loss	(9,848)	(29,130)	(26,998)	(51,611)
Other income (expense)
Interest income	50	428	258	1,345
Interest expense	(643)	(487)	(1,795)	(840)
Total other income (expense)	(593)	(59)	(1,537)	505

Loss before income taxes	(10,441)	(29,189)	(28,535)	(51,106)
Income tax provision	-	-	-	-
Net loss	$(10,441)	$(29,189)	$(28,535)	$(51,106)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	10,002,400	10,002,400	10,002,400	10,002,400
Diluted	10,002,400	10,002,400	10,002,400	10,002,400

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,535)	$(51,106)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	-	11,900
Changes in assets and liabilities:
Prepaid expenses	903	-
Accounts payable	(14,774)	3,980
Net cash used in operating activities	(42,406)	(35,226)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	12,008	38,815
Dividends paid	-	(50,012)
Net cash provided by (used in) financing activities	12,008	(14,197)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,398)	(49,423)

CASH AND CASH EQUIVALENTS, beginning of period	33,934	94,772

CASH AND CASH EQUIVALENTS, end of period	$3,536	$45,349
Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
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

Basis Of Presentation

The accompanying financial statements of the Company as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.  The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for such periods.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006, and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company’s majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to the Company, as that term is defined in the note, or (b) February 28, 2008.  In addition, a director and officer of the Company advanced funds to pay certain of the Company’s operating expenses during fiscal 2006. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $65,687 at September 30, 2007.  This amount is reflected as a current liability in the accompanying balance sheet.

On September 28, 2006, the Company granted warrants to acquire an aggregate of 500,000 shares of common stock to its directors and officers as compensation for their services to the Company.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has no significant non-cancelable operating leases.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

For a description of our company’s significant accounting policies and an understanding of the factors that influenced our company’s performance during the three and nine month periods ended September 30, 2007, this “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Results of Operations – Three and Nine Months Ended September 30, 2007

Operating Expenses

For the three months ended September 30, 2007, operating expenses were $9,848 consisting of $1,122 in general and administrative expenses and $8,726 in professional fees ($1,945 in accounting fees and $6,781 in legal fees) for services performed during the period.

For the nine months ended September 30, 2007, operating expenses were $26,998 consisting of $3,931 in general and administrative expenses and $23,067 in professional fees ($8,902  in accounting fees and $14,165  in legal fees) for services performed during the period.

Other Income and Expenses

In the third quarter of 2007 we incurred $643 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005 which is being used to finance the Company’s working capital needs (See Note 5).  Additionally, for the three months ended September 30, 2007, we recognized $50 in bank interest income earned.

For the nine months ended September 30, 2007, we incurred $1,795 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005 which is being used to finance the Company’s working capital needs (See Note 5).  Additionally, for the nine months ended September 30, 2007, we recognized $258 in bank interest income earned.

Net Loss

Our net loss for the three months ended September 30, 2007 was $10,441 and our net loss for the nine months ended September 30, 2007 was $28,535, which resulted in net loss per share of $0.00 and $0.00, respectively.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2008.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2005, 2006, and 2007. Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $65,687 at September 30, 2007.

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

Item 3.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the SEC, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC.  Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.  Our company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of September 30, 2007, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of  the Exchange Act).  Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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