Form 10KSB
period 2007-12-31
Brownshire Holdings, Inc.
filed 2008-03-31
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
Commission file number 0-52266

BROWNSHIRE HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	20-4617652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 LaSalle Place, Suite 200, Highland Park, Illinois	60035
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (847) 780-1006

Securities registered under to Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The registrant had no revenue for the fiscal year ended December 31, 2007.

The registrant is unable to determine aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2007 due to the lack of any current market for or significant trading of its common equity.

As of December 31, 2007, there were 10,002,400 shares of registrant's common stock, $0.001 par value, outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

BROWNSHIRE HOLDINGS, INC.
FORM 10-KSB

_____________________

Forward-Looking Statements

This Annual Report on Form 10-KSB includes statements that constitute "forward-looking statements" under the federal securities laws.  These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts.  Specific forward-looking statements contained in this Annual Report include, but are not limited to, (a) our ability to acquire or to be acquired by an operating company, and (b) our ability to sell or otherwise derive any revenue from certain software assets that we own.

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this Annual Report, including those factors identified in Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation – Certain Risk Factors Affecting Our Business," below, as well as other factors that we currently are unable to identify or quantify, but that may exist in the future.  In addition, various risk factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements included in this Annual Report on Form 10-KSB.

i

PART I

Item 1.	Description of Business.

General

Brownshire Holdings, Inc. was incorporated on October 16, 2002, in the State of Nevada.  Our company is the successor to Gateway Data Sciences Corporation ("GDSC") pursuant to a reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") that was approved by the United States Bankruptcy Court in December 2002.

Our company has assets of nominal value and no revenue.  We are a "shell company" as defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").  We intend to seek to acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our company, or to be acquired by such a company.  As of the date of this Annual Report, we have not identified a particular acquisition target or entered into any negotiations regarding any such acquisition.

Our company currently intends to remain a shell company until a merger or acquisition is consummated.  We currently anticipate that our company's cash requirements will be minimal until we complete such a merger or acquisition and that our directors, officers, controlling stockholder, or their affiliates will provide the financing that may be required for our limited operations prior to completing such a transaction.  We currently have no employees.  Our directors and officers have agreed to allocate a portion of their time to the activities of our company, without cash compensation.  Our directors and officers anticipate that we can implement our business plan by devoting a portion of their available time to our business affairs.

Background

Formation and Early History of GDSC

GDSC was founded as an Arizona corporation in 1985, and GDSC initially conducted business as a systems integrator in the IBM midrange computer market.  GDSC's initial business strategy was to combine IBM midrange computer systems (initially System/36 and System/38, and later the AS/400) with off-the-shelf software products and consulting services to deliver a complete "turnkey" solution to customers' business automation problems.  GDSC's consulting services included custom software modifications, software implementation services, and training.

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

GDSC's revenues fluctuated as its mix of products and services shifted.  In the early 1990s, GSDC was selected by IBM as one of only three development partners for IBM's advanced, next-generation object-oriented retail point-of-sale system, known as StorePlace.  GDSC's customers at that time included TJ Maxx, The Disney Store, Authentic Fitness (Speedo), Ingram Micro-D, Allergan International, Illinois Consolidated Telephone Company, Brookstone, ZCMI, and Allen Edmonds Shoe Corporation.

GDSC's Business After 1996

GDSC completed its initial public offering on the Nasdaq National Market System in March 1996, raising approximately $7.0 million at a share price of $6.75.  Shortly before its public offering, GDSC's management decided to transition away from reselling equipment and to adopt a more traditional software company business model.  Under this model, GDSC expected that revenue from equipment sales would decrease while revenue from software license fees and consulting services would increase, which would result in an anticipated decrease in total revenue but an overall increase in gross margins, operating margins, and net margins.  GDSC's management expected that as it completed this transition, the equity markets would reward GDSC with a price-to-earnings multiple more in line with those typical of growing software companies.  In conjunction with GDSC's shift to a more traditional software company model, GDSC's management expected that its reseller agreement with IBM would not be renewed at its expiration in July 1997.  This strategy change was disclosed in GDSC's filings with the Securities and Exchange Commission.

In January 1997, GDSC introduced its next-generation point of sale system, the Transact(TM) Point-of-Sale System ("Transact"), based on the Java programming language and environment.  Other software developed by GDSC in 1996 and 1997 included a retail customer relationship management product called MarketBuilder(TM) Relationship and Database Marketing System ("MarketBuilder"), which was announced in January 1997 as a C++ product for Unix and Windows NT, and then re-announced as a Java and web-based system in May 1997.  By the end of 1997, GDSC also had developed MPower(TM) software, a retailing management system designed to work with AS/400 products ("MPower").  Transact, MarketBuilder, the Gift Registry(TM) System ("Gift Registry"), and MPower are collectively referred to in this Registration Statement as the "GDSC Software."  During 1997, GDSC ceased marketing all but one of its AS/400-based software products, the Kinetics(TM) warehouse management system ("Kinetics"), and sharply reduced development resources committed to vendor-specific technologies.

GDSC's financial position worsened throughout 1997.  In April 1997, GDSC's principal lender declared GDSC in default of the collateral requirements of its $3.0 million revolving credit facility.  The credit facility was secured by a blanket lien in substantially all of GDSC's assets.  GDSC's financial situation deteriorated sharply when the company became involved in litigation with a significant customer in June 1997.  The customer refused to make payments totaling $3.8 million, which GDSC claimed had become due under its contract with the customer.  As anticipated, GDSC's reseller agreement with IBM terminated in July 1997, which adversely affected GDSC's revenue stream and working capital position.  In August 1997, GDSC laid off nearly 25% of its employees, canceled plans to occupy a new headquarters facility, negotiated deferred payment terms with major trade creditors, and began seeking new equity financing.

In January 1998, GDSC sold its Kinetics software for $500,000 and used the net proceeds to pay its secured lender.  Unable to continue to operate or to raise capital, GDSC's Board of Directors authorized it to file a Chapter 11 bankruptcy petition on February 23, 1998.

Bankruptcy Proceedings

On February 23, 1998, GDSC filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the District of Arizona (Case No. B-98-02021-PHX-JMM).  On June 19, 1998, the Bankruptcy Court entered an order that directed the immediate appointment of an independent Chapter 11 Trustee with full powers (the "Trustee").  Between June 1998 and March 2002, the Trustee (a) liquidated certain of GDSC's assets and used the proceeds to satisfy certain claims against GDSC; (b) managed various litigation matters involving GDSC and its affiliates; and (c) participated with various creditors of GDSC and other interested parties to draft, negotiate, and finalize a plan of reorganization.  The Trustee submitted a plan of reorganization to the Court on March 22, 2002 (the "Plan"), which was approved and mailed to GDSC's creditors and stockholders on June 26, 2002.  The Trustee filed a motion to modify the Plan on November 6, 2002.  The Bankruptcy Court confirmed the modified Plan by order dated December 5, 2002.  The substantive provisions of the Plan were as follows:

•
Certain outstanding litigation involving GDSC's former directors and officers, the insurance company that issued GDSC's director and officer insurance policy, and third parties was settled pursuant to a "Global Settlement Agreement."

•	A pool of assets was created as the sole source of all cash payments and distributions to be made to holders of certain allowed claims. This "creditors' pool" was funded with the following:

o	cash paid by a new stockholder group known as GDSC Acquisitions, LLC;

o	a cash payment by GDSC's former Chief Executive Officer and President;

o	a cash payment by the insurance company pursuant to the Global Settlement Agreement described above;

o	the stock of GDSC's wholly owned subsidiaries and a minority interest in another company;

o	cash in possession or control of the Trustee; and

o	certain other assets.

The creditors' pool of assets was or will be used to satisfy any claims against GDSC that were not transferred to our company, as described below.

•
As of the effective date of the Plan, (i) GDSC was reconstituted as our company; (ii) all of the assets of GDSC (including the GDSC Software), other than the creditors' pool, vested in our company; (iii) all equity interests in GDSC were cancelled and our company issued 500,120 shares of its common stock to the former stockholders of GDSC; and (iv) our company issued 9,502,280 shares of common stock to GDSC Acquisitions, LLC.  As a result, immediately following the reorganization:

o	our company's assets consisted primarily of (1) a litigation claim receivable associated with GDSC's ongoing litigation with a former customer, and (2) the GDSC Software; and

o	our company's liabilities consisted primarily of accounts payable related to the litigation claim receivable.

Settlement of Litigation

On February 23, 2005, we settled all of our outstanding litigation claims and counterclaims with the former customer of GDSC.  Under the terms of the settlement, the customer paid our company $2,750,000.  We used the proceeds of this settlement to pay a total of approximately $1,705,000 in legal fees and other expenses incurred in connection with the settlement and other related litigation.  In 2005 and 2006 we distributed approximately $1.0 million of the litigation proceeds as a dividend to our stockholders.

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

Our offices currently are housed within the offices of Norman S. Lynn, our Vice President, Secretary, Treasurer, and a director of our company.  See Part III, Item 12, "Certain Relationships and Related Transactions, and Director Independence."

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our company's common stock has never been listed or traded on any securities exchange or trading market.  GDSC was delisted from the Nasdaq National Market System in October 1997.  Information regarding trading in GDSC's common stock has been limited for the two years ended December 31, 2007 due to the delisting from Nasdaq and discontinuance of reporting on GDSC's common stock on the over-the-counter market.

Record Holders

As of December 31, 2007, there were 10,002,400 shares of common stock outstanding and 142 holders of record of our common stock.

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

We may pay dividends in the future on our common stock if, as, and when declared by our Board of Directors out of funds legally available therefor.  The current policy of our Board of Directors is to retain any available earnings for use in the recapitalization and expansion of our business.  Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our company's earnings, capital requirements, financial condition, and any other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On September 28, 2006, our company issued warrants to acquire an aggregate of 500,000 shares of common stock to our directors and officers.  See Item 10, "Executive Compensation."  We issued the warrants pursuant to the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

We currently do not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.  On September 28, 2006, our company issued warrants to acquire an aggregate of 500,000 shares of common stock to our directors and officers.  See Item 10, "Executive Compensation."  The issuance of warrants to our directors and officers was not approved by our stockholders.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis or Plan of Operation is presented to assist in understanding our financial condition for the fiscal years ended December 31, 2007 and 2006.  You should read our audited financial statements for the years ended December 31, 2007 and 2006, including the related notes thereto, beginning on page F-1 of this Annual Report in conjunction with this Management's Discussion and Analysis or Plan of Operation.  In particular, you should read Note 3 to our audited financial statements for a description of our significant accounting policies.  This discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed elsewhere in this Annual Report.  These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Plan of Operation

As a shell company, we currently have no operations and nominal assets.  Nevertheless, we believe we possess a stockholder base that will make us an attractive merger or acquisition candidate to an operating privately held company seeking to become publicly held.  We intend to locate and combine with an existing privately held company that has profitable operations or, in our management's view, potential for earnings and appreciation of value of its equity securities, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets of the operating company, or any other form that will result in the combined companies becoming an operating publicly held corporation.  We have not identified a particular acquisition target as of the date of filing of this Annual Report, and we currently are not engaged in any negotiations regarding such an acquisition.  We intend to provide our stockholders with complete disclosure documentation concerning the structure of a proposed business combination prior to consummation of such a transaction.

We intend to remain a shell company until a merger or acquisition is consummated, and we anticipate that our cash requirements will be minimal during that time frame.  We do not anticipate that we will have to raise equity capital during the next 12 months.  One of the minority members of our controlling stockholder provided the financing that we required to successfully settle the lawsuit with the former customer of GDSC.  Subsequent to the settlement of that litigation, our officers and our controlling stockholder have provided financing for our limited operating expenses, which consist primarily of legal, accounting, and related expenses to enable us to prepare and file our reports with the Securities and Exchange Commission, or "SEC."  See Item 12, "Certain Relationships and Related Transactions, and Director Independence."  We currently anticipate that our directors, officers, controlling stockholder, and/or their affiliates in the future will provide the financing that may be required for our limited operations prior to the time that we complete a merger or acquisition transaction.  We also anticipate that such financing will be in the form of loans to our company that will have to be repaid or refinanced in connection with a merger or acquisition transaction.  Our directors, officers, controlling stockholder, and their affiliates, however, are under no obligation to provide us with any amount of financing or to continue to provide financing to our company if they provide financing to us at a given time or from time to time.  Accordingly, we cannot provide any assurance that we will have access to a sufficient amount of capital to enable us to seek and locate a merger or acquisition candidate or to successfully negotiate and consummate a merger or acquisition transaction.

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

In our pursuit for a business combination partner, our management intends to consider only combination candidates that are profitable or, in management's view, have growth potential.  Our management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish us with audited financial statements for its historical operations or that cannot demonstrate to our management's satisfaction that it can furnish audited financial statements in a timely manner.  We may engage attorneys and accountants to investigate a combination candidate and to consummate a business combination.  We may require payment of fees by such merger candidate to fund all or a portion of such expenses.  We may incur enhanced risks that any combined business combination will be unsuccessful to the extent we are unable to obtain the advice or reports from experts.

We intend to seek to carry out our business plan as discussed herein.  In order to do so, we will need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with our ongoing reporting obligations under the Exchange Act.  Except as described above, we currently do not intend to raise funds, either debt or equity, from investors while our company is a shell company, and we currently do not intend to borrow any funds from third parties to make any payments to our management or affiliates.

We have no employees and do not expect to hire any prior to effecting a business combination.  Our officers have agreed to allocate a portion of their time to our company's activities, without cash compensation.  Our directors and officers anticipate that our business plan can be implemented by their devoting a portion of their available time to our business affairs.

We are not registered and we do not propose to register as an investment company under the Investment Company Act of 1940.  We intend to conduct our business activities so as to avoid application of the registration and other provisions of the Investment Company Act of 1940 and the related regulations thereunder.

We have no operating history (apart from that of our predecessor, GDSC), nominal cash, no other assets, and our business plan has significant business risks, as described elsewhere in this Annual Report.  Because of these factors, our independent registered public accounting firm has issued an audit opinion on our financial statements that includes a statement that, in our auditor's opinion, there is substantial doubt about our ability to continue as a going concern.

Lack of Revenue

On February 23, 2005, we settled certain litigation with a former customer of GDSC for $2,750,000.  After paying expenses related to the litigation, our company received net proceeds of $1,045,000 from the settlement amount.  Effective February 28, 2005, our Board of Directors declared a dividend of $0.10 per share to all holders of our common stock on March 1, 2005.  This represented an aggregate dividend of approximately $1.0 million, which we paid from the proceeds of the litigation settlement.  In May 2005, we distributed $950,228 to GDSC Acquisitions, LLC, in connection with this dividend.  In July 2006, we distributed $50,012 to our remaining stockholders in connection with this dividend.  Except for the litigation settlement described above, we have not generated any revenue from any source through December 31, 2007.  We do not expect to generate any measurable revenue within the foreseeable future and may never be able to do so.

Results of Operations – Years Ended December 31, 2007 and 2006

Operating Expenses

For the year ended December 31, 2007, operating expenses were $34,557, consisting of $4,990 in general and administrative expenses and $29,567 in professional fees ($15,402 in accounting fees and $14,165 in legal fees) for services performed during the period.  For the year ended December 31, 2006, operating expenses were $75,539, consisting of $19,437 in general and administrative expenses and $56,102 in professional fees ($25,940 in accounting fees and $30,162 in legal fees) for services performed during the period.  The decrease in operating expenses from 2006 to 2007 was due to limited nature of our company's operations.

Other Income and Expenses

During fiscal 2007 and 2006 we recognized interest expense related to the 4.0% Multiple Advance Credit Note dated February 28, 2005, which was used to finance our company's working capital needs (see Note 6 to our audited financial statements). We recognized $2,537 in interest expense for the year ended December 31, 2007, as compared with interest expense of $1,293 during fiscal 2006.  The increase in interest expense was a result of increased borrowings under the Multiple Advance Credit Note.

We also recognized bank interest income of $267 in fiscal 2007, as compared with $1,559 in bank interest income earned during fiscal 2006.  The decrease in interest income was due to decreased cash held in interest-bearing bank accounts during 2007.

Net Loss

Our net loss for the year ended December 31, 2007 and 2006 was $36,827 and $75,273, respectively, which resulted in a net loss per share of $0.00 and $0.01, respectively.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a "liquidity event" with respect to our company, as that term is defined in the note, or (b) February 28, 2009.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2006 and 2007. Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $76,012 at December 31, 2007.

We currently have no operations and we anticipate that we will not generate any revenue until we consummate a business combination.  We will need funds to support our existing operations and implementation of our plan of operation and to comply with the periodic reporting requirements of the Exchange Act.  We believe GDSC Acquisitions, LLC or our directors, officers, and/or their respective affiliates will provide us with sufficient working capital for at least the next 12 months to support and preserve the integrity of our corporate entity, to fund the implementation of our business plan, and to comply with the periodic reporting requirements of the Exchange Act.  Those persons, however, are under no obligation to provide financing to our company and we cannot provide assurance that they will do so.  If adequate funds are not available to us, we may be unable to complete our plan of operation.

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

Income Taxes

As a shell company that has not generated revenues, we have not earned taxable income to date.  Therefore no taxation has been paid nor is any payable at present, and no current provision for taxation is necessary.  Additionally, we have deferred tax assets primarily attributed to tax net operating loss carryforwards.  We have reduced such amounts to zero, however, due to the lack of evidence regarding their realization.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet arrangements.

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

Our ability to generate revenue is uncertain.  Accordingly, potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control.  These risks include (a) a lack of sufficient capital, and (b) unanticipated problems, delays, and expenses relating to acquisitions of other businesses or product development and implementation.  Our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses.  Our planned capital requirements and expense levels will be based in part on our expectations concerning potential acquisitions, capital investments, and future revenue, all of which are difficult to forecast accurately due to our company's current stage of development.  We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue.  Product development and marketing expenses may increase significantly as we expand operations.  To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

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

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire or that acquire us in the future could involve unforeseen difficulties.  These difficulties could disrupt ongoing businesses, distract management and employees, and increase operating expenses, which could have a material adverse affect on our company's business, financial condition, and operating results.

If we acquire or are acquired by an operating company, the persons who control that company will likely be able to control our company indefinitely.  Generally, in transactions where a shell company such as our company acquires or is acquired by an operating company, the persons who own and control the operating company receive securities that represent a significant majority of our outstanding voting securities following the acquisition.  As a result, the owners and management of an operating company that we acquire or that acquires our company likely will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time after the closing of such a transaction.  This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our company's other stockholders.

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

There is a limited market for our company's common stock.  There has been no active market for our common stock for many years.  We may seek one or more "market makers" who will make a market in our company's common stock on the OTC Bulletin Board and we may do other things to enhance the market liquidity for our common stock.  We cannot provide assurance, however, that a market for our common stock will ever develop.  Consequently, an investor may not be able to liquidate an investment in shares of our company's common stock in the event of an emergency or for any other reason.  The purchase of our company's common stock, therefore, should be considered only as a long-term investment.

Our common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act.  In the event that no exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale.  Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company's common stock to dispose of their shares.

Item 7.	Financial Statements.

The financial statements included in this report under this item are set forth beginning on Page F-1 of this report, immediately following the signature pages.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8A(T).	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Steven A. Rothstein	57	President and Director
Norman S. Lynn	57	Vice President, Corporate Secretary, Treasurer, and Director

Steven A. Rothstein has served as President and a director of our company since October 2002.  Mr. Rothstein has been a self-employed consultant since January 2002 and currently serves as an associated person with InterOcean Financial in Chicago, Illinois.  Mr. Rothstein served as a "non-registered person" with Gunn Allen Holdings from April 2006 until August 2006.  From January 2002 until April 2006, Mr. Rothstein held positions as a "registered person" with National Securities Corporation, Advanced Equities, and Salomon Grey Financial, as a member of Shampan Lamport Financial, LLC, and as a "non-registered person" with Skye Holdings.  From 1995 to December 2001, Mr. Rothstein was Chairman of the Board of National Securities Corporation and Chairman and President of Olympic Cascade Financial Corporation (now known as National Holdings), which is the parent of National Securities Corporation.  Mr. Rothstein serves as a director of Vita Foods Products, Inc., which is listed on the American Stock Exchange.  Mr. Rothstein was Chairman of the Board of National Securities Corporation, the underwriter of GDSC's initial public offering ("IPO"), at the time of GDSC's IPO.  Mr. Rothstein served as a director of GDSC from March 1996 until June 1998.  Mr. Rothstein is a graduate of Berkshire School in Sheffield, Massachusetts, and Brown University in Providence, Rhode Island.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our company's equity securities to file reports disclosing ownership and changes in ownership with the SEC.  Based solely on our review of the copies of such forms that we received during the year ended December 31, 2007, we believe that during such year our directors, executive officers, and persons who own more than 10% of our common stock complied with such filing requirements.

Code of Ethics

Our company has not yet adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer due to (a) our lack of resources, and (b) the limited nature of our business activities and financial and accounting transactions.  We intend to adopt a code of ethics as soon as the size and nature of our company's business activities dictate that it would be prudent to do so.

Audit Committee Financial Expert

Our Board of Directors currently serves as our audit committee although it is not required to as a result of the fact that our common stock is not considered a "listed security," as defined in Rule 10A-3 of the Exchange Act.  We have not identified an "audit committee financial expert," as defined under Item 407(d)(5)(ii) of Regulation S-B.  Once a qualified independent member of our Board of Directors is retained, we intend to appoint that individual as our audit committee financial expert.

Item 10.	Executive Compensation.

Our company did not pay any cash compensation to Mr. Rothstein, our President, or Mr. Lynn, our other executive officer, during 2006 or 2007.  We currently do not have employment contracts or other compensatory arrangements with Mr. Rothstein or Mr. Lynn.  On September 28, 2006, our company granted warrants to acquire 250,000 shares of common stock at an exercise price of $0.01 per share to each of Messrs. Rothstein and Lynn as compensation for their services as directors and officers of our company.  The warrants are fully vested and exercisable and expire on September 28, 2016.   Except for those warrants, as of December 31, 2007, there were no outstanding stock options and no long-term incentive plans or pension plans were in effect with respect to any of our officers or directors.  We also did not pay any cash compensation to Mr. Rothstein or Mr. Lynn for their services as directors of our company during 2006 or 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, with respect to (a) each of our directors and executive officers, (b) all of the directors and executive officers as a group, and (c) any other person known by us to beneficially own more than five percent of our common stock:

	Shares Beneficially Owned
Name	Number(1)	Percentage(1)
Directors and Officers:
Steven A. Rothstein(2)(4)	9,677,528	95.1%
Norman S. Lynn(3)(4)	9,752,280	95.1%
All directors and executive officers as a group (2 persons)	9,927,528	95.2%
Non-Management 5% Beneficial Owners:
GDSC Acquisitions, LLC(4)	9,502,280	95.0%
_____________________________

(1)
The numbers and percentages shown include the shares of common stock actually owned as December 31, 2007, and the shares of common stock that the identified person had the right to acquire within 60 days of such date upon the exercise of warrants.  In calculating the percentage of ownership, all shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2007, upon the exercise of warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)
Represents (i) 248 shares of common stock and warrants to acquire 175,000 shares of common stock held by Mr. Rothstein, and (ii) 9,502,280 shares held by GDSC Acquisitions, LLC. Mr. Rothstein is a managing member of GDSC Acquisitions, LLC, and therefore may be deemed to be the beneficial owner of shares held by GDSC Acquisitions, LLC.  Mr. Rothstein disclaims beneficial ownership of shares held by GDSC Acquisitions, LLC, except to the extent of his ownership interest in GDSC Acquisitions, LLC.  See footnote 4.  Mr. Rothstein's address is 2737 Illinois Road, Wilmette, Illinois 60091.

(3)
Represents (i) warrants to acquire 250,000 shares of common stock held by Mr. Lynn, and (ii) 9,502,280 shares held by GDSC Acquisitions, LLC. Mr. Lynn is a managing member of GDSC Acquisitions, LLC, and therefore may be deemed to be the beneficial owner of shares held by GDSC Acquisitions, LLC.  Mr. Lynn disclaims beneficial ownership of shares held by DGSC Acquisitions, LLC, except to the extent of his ownership interest in GDSC Acquisitions, LLC.  See footnote 4.  Mr. Lynn's address is 660 LaSalle Place, Suite 200, Highland Park, Illinois 60035.

(4)
The address of GDSC Acquisitions, LLC is 660 LaSalle Place, Suite 200, Highland Park, Illinois 60035.  Each of Steven A. Rothstein and Norman S. Lynn owns approximately 19% of the equity interests in GDSC Acquisitions, LLC and is a managing member of GDSC Acquisitions, LLC.  See Item 12, "Certain Relationships and Related Transactions, and Director Independence," below.  Each of Messrs. Rothstein and Lynn disclaims beneficial ownership of shares of common stock held by GDSC Acquisitions, LLC, except to the extent of his respective ownership interest in GDSC Acquisitions, LLC.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Each of Steven A. Rothstein, our President and one of our directors, and Norman S. Lynn, our other executive officer and a director, owns approximately 19% of the equity interests of our majority stockholder, GDSC Acquisitions, LLC, which owns 95% of our issued and outstanding common stock.  Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions has agreed to advance our company up to $100,000 to finance our working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a "liquidity event" with respect to our company, as that term is defined in the note, or (b) February 28, 2009.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2006 and 2007. Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $76,012 at December 31, 2007.

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

Director Independence

We currently do not have any independent members on our board of directors.  We anticipate that, after our company acquires or is acquired by an operating company, we will seek one or more individuals who satisfy established criteria for "independence" from our company to serve as members of our board of directors.  We cannot provide assurance, however, that we will be able to add members to our board of directors who meet any standards of "independence" from our company.

Item 13.	Exhibits.

The following exhibits are filed as part of this Annual Report:

Exhibit
Number	Description
3.1	Articles of Incorporation of Brownshire Holdings, Inc. (1)
3.2	By-Laws of Brownshire Holdings, Inc. (1)
4.1	Form of Stock Certificate (1)
4.2	Common Stock Purchase Warrant dated September 28, 2006, issued to Steven A. Rothstein (1)
4.3	Common Stock Purchase Warrant dated September 28, 2006, issued to Norman S. Lynn (1)
10.1	Indemnification Agreement dated December 5, 2002, between Brownshire Holdings, Inc. and Steven A. Rothstein (1)
10.2	Indemnification Agreement dated December 5, 2002, between Brownshire Holdings, Inc. and Norman S. Lynn (1)
10.3	4.0% Multiple Advance Credit Note dated February 28, 2005, issued by Brownshire Holdings, Inc. in favor of GDSC Acquisitions, LLC in the principal amount of $100,000 (1)
10.4	Amendment No. 1 to 4.0% Multiple Advance Credit Note dated February 28, 2005 (2)
10.5	Amendment No. 2 to 4.0% Multiple Advance Credit Note dated February 28, 2005
31.1	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32.1	Certifications of Steven A. Rothstein and Norman S. Lynn pursuant to 18 U.S.C. Section 1350.
99.1	Trustee's Plan of Reorganization dated March 22, 2002 (1)
99.2	Order Confirming Trustee's Plan of Reorganization dated March 22, 2002 (1)
99.3	Order Confirming Trustee's Modified Plan of Reorganization (1)
99.4	Notice of Entry of Order Confirming Modified Plan of Reorganization and Notice of Effective Date (1)
_____________________
(1)	Incorporated by reference to the corresponding exhibit to the registrant's Form 10-SB filed with the Securities and Exchange Commission on October 17, 2006 (File No. 000-52266).
(2)	Incorporated by reference to Exhibit 10.1 to the registrant's Form 10-QSB for the quarter ended March 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The firm of Sherb & Co., LLP ("Sherb & Co.") audited our consolidated financial statements for the years ended December 31, 2007 and December 31, 2006.  The following table sets forth the amounts billed by Sherb & Co. for each of our last two fiscal years in connection with the following services:

	2007	2006
Audit Fees	$20,000	$12,500
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

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

BROWNSHIRE HOLDINGS, INC.

Dated: March 31, 2008	By:	/s/ Steven A. Rothstein
Steven A. Rothstein
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Steven A. Rothstein	President and Director (Principal	March 31, 2008
Steven A. Rothstein	Executive Officer)

/s/ Norman S. Lynn	Vice President, Corporate Secretary,	March 31, 2008
Norman S. Lynn	Treasurer, and Director (Principal
Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brownshire Holdings, Inc.
Highland Park, Illinois

We have audited the accompanying balance sheets of Brownshire Holdings, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownshire Holdings, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations of $34,557 and $75,539, respectively, for the years ended December 31, 2007 and 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 26, 2008

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEET
DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31, 2007	December 31, 2006

Assets

Cash and equivalents	$3,545	$33,934
Prepaid expenses	2,317	1,220
Total current assets	5,862	35,154
Total assets	$5,862	$35,154

Liabilities and Stockholders' Deficit

Accounts payable	$2,564	$17,362
Due to shareholders	76,012	53,679
Total current liabilities	78,576	71,041
Total liabilities	78,576	71,041

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002	10,002
Additional paid-in capital	(300,173)	(300,173)
Retained earnings	217,457	254,284
Total stockholders' deficit	(72,714)	(35,887)
Total liabilities and stockholders' deficit	$5,862	$35,154

See accompanying notes to financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year ended December 31,
	2007	2006

Net revenues	$--	$--

Operating expenses:
General and administrative	4,990	19,437
Professional fees	29,567	56,102
Total operating expenses	34,557	75,539

Operating loss	(34,557)	(75,539)
Other income (expense)
Interest income	267	1,559
Interest expense	(2,537)	(1,293)
Total other income (expense)	(2,270)	266

Loss before income taxes	(36,827)	(75,273)
Income tax provision	--	--
Net loss	$(36,827)	$(75,273)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic	10,002,400	10,002,400
Diluted	10,002,400	10,002,400

See accompanying notes to financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2005	10,002,400	$10,002	$(312,073)	$329,557	27,486
Net loss	--	--	--	(75,273)	$(75,273)
Issuance of warrants to officers and directors	--	--	11,900	--	$(11,900)
Balance at December 31, 2006	10,002,400	$10,002	$(300,173)	$254,284	$(35,887)
Net loss	--	--	--	(36,827)	(36,827)
Balance at December 31, 2007	10,002,400	$10,002	$(300,173)	$217,457	$(72,714)

See accompanying notes to financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year ended December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,827)	$(75,273)
Stock based compensation	--	11,900
Changes in assets and liabilities:
Prepaid expenses	(1,097)	(1,220)
Accounts payable	(14,798)	16,162
Net cash used in operating activities	(52,722)	(48,431)

CASH FLOWS FROM INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	22,333	37,605
Dividends paid	--	(50,012)
Net cash used in financing activities	22,333	(12,407)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,389)	(60,838)

CASH AND CASH EQUIVALENTS, beginning of period	33,934	94,772

CASH AND CASH EQUIVALENTS, end of period	$3,545	$33,934

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$--	$--
Cash paid for interest	$--	$--

See accompanying notes to financial statements.

NOTES TO THE FINANCIAL STATEMENTS
OF BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2007

NOTE 1: BACKGROUND AND BASIS OF PRESENTATION

Brownshire Holdings, Inc., a Nevada corporation (the "Company"), is a holding company with limited operating activities.  The Company was formerly known as Gateway Data Sciences Corporation ("GDSC" or the "Predecessor Company").  In 1998, the Predecessor Company filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  On June 26, 2002, the Bankruptcy Court confirmed the Trustee's Plan of Reorganization (the "Plan").  The Plan was subsequently modified and became effective on December 5, 2002.

The substantive provisions of the Plan were as follows:

•
Certain outstanding litigation claims involving the Predecessor Company's former directors and officers, the insurance company that issued the Predecessor Company's director and officer insurance policy, and third parties were settled pursuant to a "Global Settlement Agreement."

•	A pool of assets was created as the sole source of all cash payments and distributions to be made to holders of certain allowed claims. The "creditors' pool" was funded with the following:

o	cash paid by a new stockholder group;

o	a cash payment by the Predecessor Company's former Chief Executive Officer and President;

o	a cash payment by the insurance company pursuant to the Global Settlement Agreement described above;

o	the stock of the Predecessor Company's wholly owned subsidiaries and a minority interest in another company;

o	cash in possession or control of the bankruptcy trustee; and

o	certain other assets.

The creditors' pool of assets was and will be used to satisfy any claims against the Predecessor Company that were not transferred to the Company, as described below.

•
As of the effective date, (i) the Predecessor Company was reconstituted as the Company; (ii) all of the assets of the Predecessor Company, other than the creditor's pool, vested in the Company; (iii) all equity interests in the Predecessor Company were cancelled and the Company issued 500,120 shares of its common stock to the former stockholders of the Predecessor Company; and (iv) the Company issued 9,502,280 shares of common stock to the new stockholder group.  As a result, immediately following the reorganization:

o	the Company's assets consisting primarily of a litigation claim receivable and intangible assets consisting of proprietary technology developed by the Predecessor Company; and

o	the Company's liabilities consisted primarily of accounts payable related to the litigation claim receivable

On December 5, 2002, the Company adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants.

NOTE 2: GOING CONCERN AND OPERATIONS

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business.

NOTES TO THE FINANCIAL STATEMENTS
OF BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2007

Since its emergence from bankruptcy, the Company has not generated any revenues from operations to date.  While it has limited ongoing cash requirements, this lack of revenue generation raises substantial doubt about the entity's ability to continue to operate as a going concern.  Management intends to seek acquisition or merger opportunities that would substantially increase future operating cash flows.  To the extent that such opportunities are not realized, the Company's future financial position could be adversely affected.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

The Company has reclassified certain captions in its 2006 statements of operations and cash flows to conform it to its 2007 financial presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents.  Cash consists of cash on deposit with banks.  The Company had no cash equivalents at December 31, 2007 or 2006.

Litigation

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

Income Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  As the Company has incurred net losses since its emergence from bankruptcy, a valuation allowance has been created for all deferred tax assets as of December 31, 2007 and December 31, 2006.

NOTES TO THE FINANCIAL STATEMENTS
OF BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2007

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts payable approximates fair value due to their short term maturities.  The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt.

Income (Loss) Per Common Share

Income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period.  Warrants to purchase 500,000 shares were excluded from the computation of income (loss) per share during fiscal 2007 and 2006 as the Company generated a net loss during the periods, thereby making such warrants anti-dilutive.

Stock-Based Compensation

The Company's stock-based compensation consists of warrants granted to officers and directors.  Such grants were recorded based on the grant date fair value using a Black-Scholes valuation model.  These grants were expensed immediately as they were fully vested at the date of grant.

Recent Accounting Pronouncements

In September, 2006, the FASB issued Statement of Financial Standards No. 157, "Fair Value measurements" (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company's financial position or results of operations.

In September 2006, the Securities and Exchange Commissions ("SEC") issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors.  The guidance outlined in SAB 108 is effective for the Company in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation.  Accordingly, the Company does not believe that adoption of SAB 108 will have any impact on the Company.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 159 will have on the Company's financial position and results of operations for fiscal 2008.

NOTE 4: INCOME TAXES

Due to recurring losses, the Company had no provision for income taxes for its years ended December 31, 2007 and 2006.

Deferred tax assets as of December 31, 2007 and 2006 were comprised of the following:

NOTES TO THE FINANCIAL STATEMENTS
OF BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2007

	Year ended December 31,
	2007	2006
Net operating loss carryforwards	$516,931	$504,416
Less: valuation allowance	(516,937)	(504,416)
Net deferred tax assets	$-	$-

During the year ended December 31, 2007, the valuation allowance increased by $12,521.

A reconciliation for the differences between the effective and statutory income tax rates is as follows:

	Year ended December 31,
	2007		2006
	Amount	%	Amount	%
Federal statutory rates	$(12,521)	(34%)	$(25,593)	(34%)
Permanent difference	-	-	4,046	5%
Valuation allowance for operating loss carry forwards	12,521	34%	21,547	29%
Effective rate	$-	-	$-	-

At December 31, 2007, the Company had approximately $14,000,000 in net operating loss carryforwards, including pre-bankruptcy net operating losses of $12.5 million.  A full valuation allowance has been established for all deferred tax assets related to these net operating losses as there is substantial doubt as to the ability of the Company to utilize these deferred tax assets given certain rules limiting the use of these net operating losses following bankruptcy and changes in ownership and the Company's historical lack of taxable income.  The Company has not valued the pre-bankruptcy net operating losses.  The operating losses expire through 2027.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109" ("FIN 48").  This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes.  The Interpretation also requires expanded disclosures with respect to uncertainties as they relate to income tax accounting.

Fin 48 is effective for fiscal years beginning after December 15, 2006.  Management has evaluated all of its tax positions and determined that FIN 48 did not have a material impact on the Company's financial position or results of operations during its year ended December 31, 2007.

NOTE 5: STOCKHOLDERS' EQUITY

Capitalization

The Company was incorporated on October 16, 2002.  The Company is authorized to issue (a) 80,000,000 shares of common stock, par value $.001 per share, and (b) 20,000,000 shares of preferred stock, par value $.001 per share, under terms and conditions to be established by the Board of Directors in the future.  Pursuant to the Plan and in connection with its emergence from bankruptcy, effective December 5, 2002 the Company issued (i) 500,120 shares of common stock to the former stockholders of the Predecessor Company, whose ownership interests in the Predecessor Company were cancelled pursuant to the Plan, and (ii) 9,502,280 shares of common stock to a new stockholder group in exchange for $250,000 payable by the new stockholder group to the creditors' pool that was created through the bankruptcy process.

NOTES TO THE FINANCIAL STATEMENTS
OF BROWNSHIRE HOLDINGS, INC.
DECEMBER 31, 2007

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

NOTE 6: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company's majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a "liquidity event" with respect to the Company, as that term is defined in the note, or (b) February 28, 2009.  In addition, a director and officer of the Company advanced funds to pay certain of the Company's operating expenses during fiscal 2006 and 2007. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $76,012 and $53,679 at December 31, 2007 and December 31, 2006, respectively.  These amounts are reflected as a current liability in the accompanying balance sheet.

On September 28, 2006, the Company granted warrants to acquire an aggregate of 500,000 shares of common stock to its directors and officers as compensation for their services to the Company.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has no significant non-cancelable operating leases.

EXHIBIT INDEX

Exhibit
Number	Description

10.5	Amendment No. 2 to 4.0% Multiple Advance Credit Note dated February 28, 2005
31.1	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32.1	Certifications of Steven A. Rothstein and Norman S. Lynn pursuant to 18 U.S.C. Section 1350.