Form 10-Q
period 2008-03-31
Brownshire Holdings, Inc.
filed 2008-05-23
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-52266

Brownshire Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4617652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

660 LaSalle Place, Suite 200, Highland Park, Illinois 60035
(Address of Principal Executive Offices) (Zip Code)

                                     (847) 780-1006
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2008, there were outstanding 10,002,400 shares of the issuer’s Common Stock, $0.001 par value.

BROWNSHIRE HOLDINGS, INC.
FORM 10-Q
For the quarter ended March 31, 2008

_________________________________________

Forward-Looking Statements

This report on Form 10-Q includes statements that constitute “forward-looking statements” under the federal securities laws.  These forward-looking statements often are characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this report include, but are not limited to, (a) our ability to acquire or to be acquired by an operating company, and (b) our ability to sell or otherwise derive any revenue from certain software assets that we own.

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to differ materially from those contained in the forward-looking statements include those factors identified throughout this report and in the section entitled Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operation – Certain Risk Factors Affecting Our Business,” in our Form 10-KSB for the year ended December 31, 2007, as well as other factors that we currently are unable to identify or quantify, but that may exist in the future.  Such factors may affect generally the Company’s business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statements are made.  We do not undertake and specifically decline any obligation to update any forward-looking statements included in this report.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEETS

	March 31, 2008	December 31, 2007(1)
	(unaudited)
Assets

Cash and equivalents	$3,540	$3,545
Prepaid expenses	--	2,317
Total current assets	3,540	5,862
Total assets	$3,540	$5,862

Liabilities and Stockholders' Deficit

Accounts payable	$5,713	$2,564
Due to shareholders	83,646	76,012
Total current liabilities	89,359	78,576
Total liabilities	89,359	78,576

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002	10,002
Paid-in capital	(300,173)	(300,173)
Retained earnings	204,352	217,457
Total stockholders' deficit	(85,819)	(72,714)

Total liabilities and stockholders' deficit	$3,540	$5,862

See accompanying notes to unaudited financial statements.

______________________

(1)  Derived from audited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net revenues	$-	$-

Operating expenses:
General and administrative	1,215	1,128
Professional fees	11,091	13,113
Total operating expenses	12,306	14,241

Operating loss	(12,306)	(14,241)
Other income (expense)
Interest income	5	144
Interest expense	(804)	(601)
Total other income (expense)	(799)	(457)

Loss before income taxes	(13,105)	(14,698)
Income tax provision	-	-
Net loss	$(13,105)	$(14,698)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	10,002,400	10,002,400
Diluted	10,002,400	10,002,400

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,105)	$(14,698)
Changes in assets and liabilities:
Prepaid expenses	2,317	958
Accounts payable	3,149	(8,494)
Net cash used in operating activities	(7,639)	(22,433)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	7,634	1,333
Net cash provided by financing activities	7,634	1,333

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(20,901)

CASH AND CASH EQUIVALENTS, beginning of period	3,545	33,934

CASH AND CASH EQUIVALENTS, end of period	$3,540	$13,033

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
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

Basis Of Presentation

The accompanying financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.  The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for such periods.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007, and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company’s majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to the Company, as that term is defined in the note, or (b) February 28, 2009.  In addition, a director and officer of the Company advanced funds to pay certain of the Company’s operating expenses during fiscal 2007 and the first three months of fiscal 2008. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $83,646 at March 31, 2008 and $76,012 at December 31, 2007.  These amounts are reflected as a current liability in the accompanying balance sheets.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has no significant non-cancelable operating leases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our company’s significant accounting policies and an understanding of the factors that influenced our company’s performance during the three months ended March 31, 2008, this “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations – Three Months Ended March 31, 2008 and 2007

Operating Expenses

For the three months ended March 31, 2008, total operating expenses were $12,306, consisting of $1,215 in general and administrative expenses and $11,091 in professional fees for legal and accounting services performed during the period.  This compares with total operating expenses of $14,241 during the three months ended March 31, 2007, consisting of $1,128 in general and administrative expenses and $13,113 in professional fees for legal and accounting services performed during the period.

Other Income and Expenses

In the first quarter of 2008 we incurred $804 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005, which is being used to finance the Company’s working capital needs (See Note 5) and we recognized $5 in bank interest income earned.  In the first quarter of 2007 we incurred $601 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005, and we recognized $144 in bank interest income earned.

Net Loss

Our net loss for the three months ended March 31, 2008 and 2007 was $13,105 and $14,698, respectively, which resulted in a net loss per share of $0.00 and $0.00, respectively.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2009.  In addition, Norman Lynn, our Vice President and a director of our company, advanced funds to pay certain of our operating expenses during 2005, 2007, and 2008.  Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $83,646 at March 31, 2008, as compared with $76,012 at December 31, 2007.

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

Certain Risk Factors Affecting Our Business

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described in this report and under Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operation – Certain Risk Factors Affecting Our Business,” in our Form 10-KSB for the year ended December 31, 2007, before deciding whether to invest in shares of our common stock.  If any of such risks or other risks that we currently are not able to identify actually occur, our business, financial condition, and results of operations could be materially and adversely affected.  This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our company’s common stock.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T).  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

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

SIGNATURES

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWNSHIRE HOLDINGS, INC.

Date: May 21, 2008	/s/ Norman S. Lynn
Norman S. Lynn
Vice President, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Steven A. Rothstein and Norman S. Lynn.