Form 10-Q
period 2008-06-30
Brownshire Holdings, Inc.
filed 2008-09-04
CIK 1377812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
(Address of Principal Executive Offices)(Zip Code)

(847) 780-1006
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 3, 2008, there were outstanding 10,002,400 shares of the issuer’s Common Stock, $0.001 par value.

BROWNSHIRE HOLDINGS, INC.
FORM 10-Q
For the quarter ended June 30, 2008

Page
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BROWNSHIRE HOLDINGS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007(1)
	(unaudited)
Assets

Cash and equivalents	$3,526	$3,545
Prepaid expenses	-	2,317
Total current assets	3,526	5,862
Total assets	$3,526	$5,862

Liabilities and Stockholders' Deficit

Accounts payable	$15,468	$2,564
Due to shareholders	101,613	76,012
Total current liabilities	117,081	78,576
Total liabilities	117,081	78,576

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized, 10,002,400 shares issued and outstanding	10,002	10,002
Paid-in capital	(300,173)	(300,173)
Retained earnings	176,616	217,457
Total stockholders' deficit	(113,555)	(72,714)

Total liabilities and stockholders' deficit	$3,526	$5,862

See accompanying notes to unaudited financial statements.

________________
(1)  Derived from audited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,201	1,681	2,416	2,809
Professional fees	25,570	1,228	36,661	14,341
Total operating expenses	26,771	2,909	39,077	17,150

Operating loss	(26,771)	(2,909)	(39,077)	(17,150)
Other income (expense)
Interest income	1	64	6	208
Interest expense	(966)	(551)	(1,770)	(1,152)
Total income (expense)	(965)	(487)	(1,764)	(944)

Loss before income taxes	(27,736)	(3,396)	(40,841)	(18,094)
Income tax provision	-	-	-	-
Net loss	$(27,736)	$(3,396)	$(40,841)	$(18,094)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	10,002,400	10,002,400	10,002,400	10,002,400
Diluted	10,002,400	10,002,400	10,002,400	10,002,400

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Six months ended June 30
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,841)	$(18,094)
Changes in assets and liabilities:
Prepaid expenses	2,317	(5,340)
Accounts payable	12,904	(15,105)
Net cash used in operating activities	(25,620)	(38,539)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	25,601	8,090
Net cash provided by financing activities	25,601	8,090

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19)	(30,449)

CASH AND CASH EQUIVALENTS, beginning of period	3,545	33,934

CASH AND CASH EQUIVALENTS, end of period	$3,526	$3,485

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

BROWNSHIRE HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
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

Basis Of Presentation

The accompanying financial statements of the Company as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.  The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for such periods.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007, and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, the Company’s majority stockholder has agreed to advance the Company up to $100,000 to finance its working capital needs.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note, as amended, matures on the earlier to occur of (a) a “liquidity event” with respect to the Company, as that term is defined in the note, or (b) February 28, 2009.  In addition, a director and officer of the Company advanced funds to pay certain of the Company’s operating expenses during 2007 and the first six months of fiscal 2008. The aggregate outstanding balance of principal and accrued interest under the promissory note and advances by the director and officer was $101,613 at June 30, 2008 and $76,012 at December 31, 2007.  These amounts are reflected as a current liability in the accompanying balance sheets.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has no significant non-cancelable operating leases.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our company’s significant accounting policies and an understanding of the factors that influenced our company’s performance during the three and six month periods ended June 30, 2008, this “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Plan of Operation

As a shell company, we currently have no operations and nominal assets.  Nevertheless, we believe we possess a stockholder base that will make us an attractive merger or acquisition candidate to an operating privately held company seeking to become publicly held.  We intend to locate and combine with an existing privately held company that has profitable operations or, in our management’s view, potential for earnings and appreciation of value of its equity securities, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets of the operating company, or any other form that will result in the combined companies becoming an operating publicly held corporation.  We have not identified a particular acquisition target as of the filing date of this report. We currently are engaged in substantive negotiations regarding such an acquisition with one group that regularly engages in transactions involving shell companies.  We cannot provide assurance, however, that we will be able to reach an agreement with this group or any other person or persons that will result in a successful transaction involving our company.  We intend to provide our stockholders with complete disclosure documentation concerning the structure of a proposed business combination prior to consummation of such a transaction.

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

Results of Operations – Three and Six Months Ended June 30, 2008

Operating Expenses

For the three months ended June 30, 2008, total operating expenses were $26,771, consisting of $1,201 in general and administrative expenses and $25,570 in professional fees for legal and accounting services performed during the period.  This compares with total operating expenses of $2,909 during the three months ended June 30, 2007, consisting of $1,681 in general and administrative expenses and $1,228 in professional fees for legal and accounting services performed during the period.

For the six months ended June 30, 2008, total operating expenses were $39,077, consisting of $2,416 in general and administrative expenses and $36,661 in professional fees for legal and accounting services performed during the period.  This compares with total operating expenses of $17,150 during the six months ended June 30, 2007, consisting of $2,809 in general and administrative expenses and $14,341 in professional fees for legal and accounting services performed during the period.

Other Income and Expenses

In the second quarter of 2008 we incurred $966 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005, which is being used to finance the Company’s working capital needs (See Note 5) and we recognized $1 in bank interest income earned.  In the second quarter of 2007 we incurred $551 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005, and we recognized $64 in bank interest income earned.

For the six months ended June 30, 2008, we incurred $1,770 in interest expense relative to the 4.0% Multiple Advance Credit Note dated February 28, 2005, and we recognized $6 in bank interest income earned.  This compares with interest expense of $1,152 and interest income of $208 for the six months ended June 30, 2007.

Net Loss

Our net loss for the three months ended June 30, 2008 and 2007 was $27,736 and $3,396, respectively.  Our net loss for the six months ended June 30, 2008 and 2007 was $40,841 and $18,094, respectively.  Each of these losses represents a net loss of $0.00 per share.

Liquidity and Capital Resources

Pursuant to a 4.0% Multiple Advance Credit Note dated February 28, 2005, GDSC Acquisitions, LLC has agreed to advance our company up to $100,000 to finance our working capital needs.  GDSC Acquisitions currently owns 95% of our outstanding common stock.  The promissory note bears interest at the rate of 4.0% per annum, payable at maturity.  The note matures on the earlier to occur of (a) a “liquidity event” with respect to our company, as that term is defined in the note, or (b) February 28, 2009.  In addition, Norman Lynn, our Vice President and a director of our company, has advanced funds to pay certain of our operating expenses during 2007 and 2008.  Our aggregate outstanding balance of principal and accrued interest under the promissory note with GDSC Acquisitions and advances by Mr. Lynn was $101,613 at June 30, 2008 and $76,012 at December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWNSHIRE HOLDINGS, INC.

Date:	September 3, 2008	/s/ Norman S. Lynn
Norman S. Lynn
Vice President, Corporate Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 Certifications of Steven A. Rothstein and Norman S. Lynn.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Steven A. Rothstein and Norman S. Lynn.